Form 10QSB
period 1998-09-30
V TWIN ACQUISITIONS INC
filed 1999-02-19
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998


                                                Commission File Number: 33-26767
                                                                       000-24779


                            V-TWIN ACQUISITIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              District of Columbia                     52-2110338
--------------------------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)



       1707 H St. N.W. #200
          Washington, DC                                 20006

--------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


(703) 437-9886
--------------------------------------------------------------------------------
(Issuer's telephone number)


Check whether the Issuer (1) filed all report required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   x   YES                     NO
------                   -----


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 3,000,000 common shares as of September 30, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Financial Statements                                              F-1

Balance Sheet as of September 30, 1998
 and July 31, 1998                                                F-2

Statement of Operations for the
 Three Months Ended September 30, 1998                            F-3

Statement Of Stockholders' Equity                                 F-4

Statement of Cash Flows                                           F-5 and F-6

Notes To Financial Statements                                     F-7

                              FINANCIAL STATEMENTS


       In the opinion of the management of V-Twin Acquisitions, Inc. (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of September 30, 1998 and July 31, 1998, and the results of its operations and cash flows for the three month periods ended September 30, 1998 and at July 31, 1998.

       The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Form 10-SB, as amended, registration statement. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1998 presentation.

                           V-TWIN ACQUISITIONS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND JULY 31, 1998
                                  (Unaudited)

                                                          ASSETS

            CURRENT ASSETS                                                             9/30/98                    7/31/98
            --------------                                                             -------                    -------

            Cash and Cash Equivalents                                              $     40,148                $    50,148
            Marketable Securities
              (available for sale or trading)                                           241,500                    448,000


            Total Assets                                                                281,648                    498,148
                                                                                        =======                    =======


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        9/30/98                    7/31/98
                                                                                        -------                    -------

Total Liabilities                                                                        - 0 -                      - 0 -
                                                                                         -----                      -----

Stockholders' Equity
--------------------

Common Stock, $.001 par value, 25,000,000 shares
            authorized, 3,000,000 issued and outstanding                                  3,000                      1,000


Additional Paid in Capital                                                              288,648                    497,148

Retained Deficit                                                                        (10,000)                     - 0 -

Total Stockholders' Equity                                                              281,648                    498,148
                                                                                        -------                    -------

Total Liabilities and Stockholders' Equity                                         $    281,648                 $  498,148
                                                                                   ============                 ==========

          See accompanying notes to consolidated financial statements.

                           V-TWIN ACQUISITIONS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND JULY 31, 1998
                                  (Unaudited)

                                                              9/30/98           7/31/98
                                                              -------           -------

Sales                                                     $    - 0 -           $    - 0 -
Cost of Sales                                                  - 0 -                - 0 -
                                                            -----------          ------------

Gross Profit on Sales                                          - 0 -                - 0 -
                                                            -----------          ------------

Operating Costs
---------------

Payroll Expense                                                - 0 -                - 0 -
Professional Fees                                              - 0 -                - 0 -
Auto, Travel and Entertainment                                 - 0 -                - 0 -
Amortization and Depreciation                                  - 0 -                - 0 -
Other                                                         10,000                - 0 -
                                                              ------               ------
Total Operating Costs                                         10,000                - 0 -
                                                              ------                -----

Income (Loss) From Operations                                (10,000)               - 0 -
                                                             --------             ----------

Other Income (Expense)
----------------------

Interest Expense                                              - 0 -                 - 0 -
Minority Interest                                             - 0 -                 - 0 -
Other Income (Expense)-Net                                    - 0 -                 - 0 -
Total Other Income (Expense) - Net                            - 0 -                 - 0 -
                                                          -----------           ------------

Income (Loss) Before Taxes                                  (10, 000)               - 0 -

Income Tax Provision (Benefit)                                 - 0 -                - 0 -
                                                             --------           ------------

Net Income (Loss)                                        $   (10,000)            $  - 0 -

Net Income (Loss)  Available for Common Stockholders     $   (10,000)            $  - 0 -
                                                        =============            ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                $  0.00                $ 0.00
                                                           =======                ======

           See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED DECEMBER 31,1997, JULY 31, 1998,
                             AND SEPTEMBER 30,1998
                                  (Unaudited)

                                                     V-TWIN       V-TWIN      V-TWIN
                                      COMMON         COMMON      COMMON     ADDITIONAL    TREASURY  RETAINED         TOTAL
                                      STOCK           STOCK       STOCK      PAID-IN       STOCK    EARNINGS/     STOCKHOLDERS'
                                      CIU            CLASS A     CLASS B     CAPITAL        CIU     DEFICIT          EQUITY
                                      ------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                 $ 1,000                                          ($667)                 $     333
-------------------------

                                      ==========================================================================================
BALANCE JULY 31,1998                      $ 0          $ 809       $ 191     $  497,148    $ 0                    $ 498,148
--------------------

Exchange Class B for Class A
 (create one unitary class) and
Forward Split One for Three                            ($809)                                                     ($   809)
  (1:3)                                                $3,000      ($191)                                         $  2,809

Less Par Value - $.001 per share -
 of Additional 2,000,000 V-Twin
 Shares Issued as a Result of
  Forward Split                                                              ( $  2,000)                          ($ 2,000)

Write Down of Value of CNTI Stock
  ($.69 per share at 9-30-98)                                                ($ 206,500)                          ($206,500)
Net Loss                                                                                             ($10,000)    ($10,000)
                                      ==========================================================================================

Balance September 30, 1998                $ 0          $3000       $ 0        $ 288,648    $ 0       ($10,000)    $ 281,648

          See accompanying notes to consolidated financial statements.

                            V-TWIN ACQUISITIONS, INC.
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND JULY 31, 1998
                                   (Unaudited)


                                                                                          9/30/98                     7/31/98
                                                                                          -------                     -------

Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                                        $       - 0 -             $       - 0 -
General and administrative expense                                                        (10,000)                    - 0 -
Interest received                                                                           - 0 -                     - 0 -
Interest paid                                                                               - 0 -                     - 0 -
Income taxes paid                                                                           - 0 -                     - 0 -
Misc. receipts (payments)                                                                   - 0 -                     - 0 -
                                                                                    ---------------           ---------------
  Net cash (used) for operating activities                                                (10,000)                    - 0 -
                                                                                    ----------------          ---------------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of fixed assets                                                                   - 0 -                     - 0 -
Purchases of marketable securities and investments                                          - 0 -                     - 0 -
                                                                                    ----------------          ---------------
   Net cash used for investing activities                                                   - 0 -                     - 0 -
                                                                                    ---------------           ---------------

Cash Flows from Financing Activities:
Proceeds from stock                                                                         - 0 -                      50,148
Preferred dividends paid                                                                    - 0 -                     - 0 -
Receipts of (payments on) notes                                                             - 0 -                     - 0 -
Net advances from affiliates-stockholders                                                   - 0 -                     - 0 -
                                                                                        ----------            ---------------
   Net cash provided by financing activities                                                - 0 -                     - 0 -
                                                                                        ------------          ---------------

Net (Decrease) Increase In Cash and Cash Equivalents                                     ($10,000)                    - 0 -
----------------------------------------------------

Beginning Balance                                                                     $    50,148                     $50,148
                                                                                      -------------                 ---------

Current Cash and Cash Equivalents                                                     $    40,148                    $ 50,148
---------------------------------                                                     =============                 =========

Reconciliation of Net Income to Net Cash
----------------------------------------
   Provided by Operating Activities:
   ---------------------------------

Net (Loss) Income                                                                     $   (10,000)                   - 0 -
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization and depreciation                                                             - 0 -                    - 0 -
  Minority interest                                                                         - 0 -                    - 0 -
  Increase in accounts receivable                                                           - 0 -                    - 0 -
  (Increase) decrease in inventory                                                          - 0 -                    - 0 -
  (Increase) decrease in other current assets and other assets                              - 0 -                    - 0 -
  Increase (decrease) in accounts payable and accrued expenses                              - 0 -                    - 0 -
  Increase (decrease) in interest and taxes payable                                         - 0 -                    - 0 -
                                                                                      -------------           -----------------

Net cash used for operating activities                                                $   (10,000)             $     - 0 -
                                                                                      =============           =================


          See accompanying notes to consolidated financial statements

                            V-TWIN ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND JULY 31, 1998
                                   (Unaudited)


For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.








           See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of V-Twin Acquisitions, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Form 10-SB, as amended, filed originally in August, 1998, and subsequent post effective amendments. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1998 presentation. The July 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

              NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a September 30, 1998 and July 31, 1998, and the results of its operations and cash flows for the three month periods ended September 30, 1998 and July 31, 1998. The results of operations for the three months ended September 30,1998 are not necessarily indicative of the results to be expected for the full year.

              NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

              NOTE 4 - VALUE OF THE COMMON STOCK OF CENTURY INDUSTRIES, INC.

V-Twin owns 350,000 shares of the common stock of Century Industries, Inc., a public company, SEC File No. 0-9969. Century Industries has common shares registered under the Securities and Exchange Act of 1934, and quarterly and annual information on Century Industries can be found at the website of the Securities and Exchange Commission at www.sec.gov. The price per share of the Century Industries common stock owned by V-Twin was $.69 per share at September 30, 1998. The value of these shares was $241,500, which resulted in a write down of $106,500.

              NOTE 5 - EXCHANGE TO ONE CLASS AND FORWARD SPLIT

At the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock and to forward split the common stock of the Company on a one for three basis (1:3). On November 27, 1998, the Board of Directors voted unanimously to abolish the Company's Class B shares and to have only one class of voting stock. It voted to re-issue a singular unitary class of shares, with equal voting rights of one vote per share, to the previous Class B shareholders and the Class A shareholders and to forward split the stock as directed by the shareholders of the Company. The previous Class B shares had one vote for every 100 shares.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the notes to financial statements. The Company has had no revenue from operations in each of the last two fiscal years, and has developed the below listed Plan of Operation on a go-forward basis.

The fiscal year of the Registrant is June 30.

The Registrant had its Form 10-SB registration statement become effective through lapse of time on October 9, 1998. The Registrant files this Form 10-QSB in compliance with its Securities Exchange Act of 1934 requirements as a fully reporting public company.

Results of Operations

The Company had minimal operations during the quarter ended September 30, 1998. The only operations the Company experienced was the payment of expenses incurred, specifically the $100 per month rent at 1707 H Street, NW (totaling $300 for the quarter ended September 30, 1998), and professional fees associated with the filing of the aforementioned Form 10-SB registration statement and related exhibits. These professional fees were expenses from Klipfel & Associates, LLC stemming from the restated audit for the Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. Legal expenses were also incurred as a result of the restated Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. Lastly, the Company had expenses from Bowne of Washington, the company which provides EDGAR filing compliance for V-Twin, in association with the filing of the restated audit for the Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. The Company also experienced costs associated with mail, courier fees and telephone bills.

As of September 30, 1998, the Company had total assets of $40,148 in cash, and $241,500 of marketable securities. The Company had no liabilities at September 30, 1998.

V-Twin owns 350,000 shares of the common stock of Century Industries, Inc., a public company trading on the Philadelphia Stock Exchange and the NASDAQ Bulletin Board, SEC File No. 0-9969. Century Industries has common shares registered under the Securities and Exchange Act of 1934, and quarterly and annual information on Century Industries can be found at the website of the Securities and Exchange Commission at www.sec.gov. The price per share of the Century Industries common stock owned by V-Twin was $.69 per share at September 30, 1998. The value of these shares was $241,500, which resulted in a write down of $206,500 from July 31, 1998 for the quarter ended September 30, 1998.

Plan of Operation

V-Twin Acquisitions, Inc. ("V-Twin Acquisitions" or the "Company") is a holding company whose intended subsidiaries will function in retail sales of several well known brands of motorcycles, personal watercraft, all terrain vehicles ("ATVs") and related parts and accessories. The Company's intended subsidiaries will also provide service for new and used motorcycles, all terrain vehicles and Jet Ski type watercraft. In its present development stage, the Company intends to focus its principal attention on the retail motorcycle market and to acquire, consolidate and operate additional motorcycle retail subsidiaries. As of the date of this filing, no other publicly traded company conducts business in this market, to the Issuer's knowledge.

The Registrant, as a development stage company, believes it has sufficient funds to satisfy its cash requirements for the next 12 months, including its intended purchase of the assets and liabilities of Cycle Sport Unlimited, Inc. ("Cycle Sport"), its first intended subsidiary. Management has reached an agreement with the Seller to purchase those assets and liabilities, on a bulk sale basis, for $300,000.

To date, the Company has been deemed a development stage company primarily engaged in the research required in connection with the acquisition of franchised motorcycle dealerships. The Company has no sales revenues and has had no income from any operations. Its only actions have been to complete its initial capitalization, and to enter into an agreement to purchase with the owners of its first proposed acquisition - the assets and liabilities of Cycle Sport, Inc. The Contract for the Bulk Sale and Purchase of Assets between the Registrant and Cycle Sport is incorporated by reference in Exhibit 10 to the previously filed amended Form 10-SB registration statements.

The most important conditions of the bulk sale purchase of Cycle Sport which have not yet been satisfied are the transfer of the manufacturers' franchise agreements and the secured floor plan financing arrangements through the manufacturers. Without these transfers, the bulk purchase can not be consummated. It should be noted that the technique to effectuate this transaction is a "bulk sale" agreement under the Uniform Commercial Code ("UCC") and the VA Code. This Bulk Sale is the purchase of assets and the assumption of liabilities of the assets of a division of a going concern, with the intent of the parties being that the purchaser will continue in the same business that the seller operated, but as a new business. The Registrant is not purchasing any income nor earnings, but will rely on the historical income numbers. No undisclosed liabilities can surface, and no tax liabilities carry forward.

There will be continuity of the basic components of the company after the Bulk Sale and Purchase of Assets of Cycle Sport is finalized. However, there are factors outside of the control of either party (V-Twin, the buyer, and Cycle Sport, the seller) which affect the closing of the Bulk Sale and Purchase of Assets of Cycle Sport. Namely, these factors, as delineated in the amended Form 10-SB, Exhibit 10, Schedule D, and incorporated by reference herein, are the transfer of the franchise or authorized dealer agreements with the motorcycle manufacturers. Any change in control (such as the one contemplated in V-Twin's agreement with Cycle Sport) must be accepted by these entities, and, if not approved, then the Bulk Sale and Purchase of Cycle Sport will not be consummated (see amended Form 10-SB, Exhibit 10, Page 13, Section 4.7 of Contract for Sale and Purchase of Assets). This transfer/change in control provision can be seen in the amended Form 10-SB, Exhibit 10, Schedule D, Yamaha Dealer Agreement, Page 5, Section 6 (Termination), paragraph (c), which deals with change in control. This also can be seen in amended Form 10-SB, Exhibit 10, Schedule D, Suzuki Products Dealer Agreement, page 12, Section 9 (Termination), paragraph 9.2 (6). Again, this can be seen in the amended Form 10-SB, Exhibit 10, Schedule D, Kawasaki Authorized Watercraft Dealer Sales and Service Agreement, Section 25, paragraph A and in the amended Form 10-SB, Exhibit 10, Schedule D, Kawasaki Authorized Dealer Sales and Service Agreement, Section 25, paragraph A. This also can be seen in the amended Form 10-SB, Exhibit 10, Schedule D, Triumph Authorized Dealership Agreement, page 20, Section 19. All of these sections can be summarized in that any change in control from Cycle Sport to V-Twin needs to be approved by the manufacturers, or there will be no change in control and the franchise agreement would be terminated, which, ultimately, would result in the termination of the Agreement between Cycle Sport and V-Twin. The aforementioned exhibits is incorporated by reference in previously filed amended Form 10-SB registration statements.

Management's goal is to purchase Cycle Sport's assets, liabilities and major motorcycle, Jet Ski and ATV franchises as a going business in its two locations in Herndon and Springfield, VA, and to recapitalize and advertise the dealership's products in order to bring the dealership back to the profitability it enjoyed for its first 24 years of operations.

The Company functions as a development stage holding company, and proposes to acquire certain operating subsidiaries, without any operations of its own, other than its research and its related acquisition, legal, accounting, stock transfer agent, and shareholder related record keeping responsibilities and concomitant management costs on behalf of its subsidiaries, which will be defrayed through management fees charged to its subsidiaries. The operations of the proposed subsidiaries will be consolidated with the Company as a public parent, if the acquisitions contemplated are consummated. The Company proposes that each separate dealership will be a separate subsidiary corporation.

Liquidity and Capital Resources

The Company anticipates meeting its working capital needs during the current fiscal year from capital raised through the common stock already sold to its control shareholders. The Company is also investigating the possibility of other financing to provide additional acquisition capital and to further its acquisition program. Although management has not made any arrangements or definitive agreements, the Company is contemplating both the private placement of securities and/or a public offering.

The purchase of Cycle Sport Unlimited, Inc. by the Company will necessitate an additional $250,000 in cash. Both Mr. Schwartzbeck and Mr. Pignatello have committed to paying in additional capital to V-Twin to cover the purchase price of Cycle Sport Unlimited, Inc.

In the opinion of Management, inflation has not had a material effect on the operations of the Company.

Products and Markets

The Company's first proposed subsidiary is primarily engaged in retail sales of several well known brands: Yamaha, Kawasaki, Suzuki and Triumph motorcycles, ATVs and Jet Skis (personal watercraft), related parts and accessories, and the service of these products.

Once the proposed acquisition of the Cycle Sport assets and liabilities are completed, the Company's general market will be the retail motorcycle, ATV and Jet Ski market, and related parts, accessories and service.

As recreational products, Cycle Sports Kawasaki, Yamaha, Suzuki and Triumph motorcycles, and Yamaha and Kawasaki ATVs and Jet Skis and related parts and accessories are products enjoying a rising consumer market. According to U.S. Government reports, from 1992 through 1995 spending on recreational products grew at over five percent per year and from 1994 through 1997 grew at three times the rate of overall consumer spending.

Based on industry information, the Company believes that the typical customer for heavyweight American touring and cruiser motorcycles is a male between the ages of 35 and 65, with a household income of approximately $65,000. These customers are generally experienced motorcycle riders who purchase motorcycles for recreational purposes rather than for transportation. According to U.S. Department of Commerce demographic surveys, the number of Americans that will fall into the targeted age bracket is projected to increase by approximately 11% over the next five years and by 19% over the next ten years. The 35 to 65 year old age group also leads all age groups in annual spending per consumer on recreational products and generally has greater disposable income than other age groups.

The Company believes that an opportunity exists for dealership groups with significant equity capital and experience in identifying, acquiring and professionally managing dealerships, to acquire additional dealerships and capitalize on changes in the motorcycle retailing industry. Motorcycle retailing is a rapidly growing consumer retail market in the United States. The industry ownership today is highly fragmented, with the majority of dealerships being privately owned and operated. The Company believes that these factors, together with increasing capital costs of opening new motorcycle dealerships, franchising costs which require substantial inventories, the lack of alternative exit strategies (especially for larger dealerships) and the aging of many dealership owners provide attractive consolidation opportunities.

In 1992, the Motorcycle Industry Council recorded that 31 million people rode a motorcycle, scooter or ATV that year. With the variety of vehicles growing at a significant rate, popularity is increasing. In comparison to other leisure activities, motorcycling is surprisingly popular. In 1992, motorcycling was enjoyed by 31 million people; golf had 23 million aficionados; fishing 41 million, and camping 47 million.

According to the Motorcycle Industry Council, motorcycle sales are up 20% across the board, including a surprise in the playbike and competition/off road segments, which increased 26%. Please see exhibits 99.1 through 99.6 of the previously filed Form 10-SB, as amended.

Manufacturers' Consent to Acquisitions and Market Expansion

Dealer agreements with each proposed acquisition by its terms will require the dealer to obtain consent from the Manufacturers of the franchised dealers' motorcycles to any change in the ownership of the dealer. In determining whether to approve acquisitions, manufacturers may consider many factors, including the financial condition and ownership structure of the Company. Further, manufacturers may impose conditions on granting their approvals for acquisitions, including a limitation on the number of such manufacturers' dealers that may be acquired by the Company. The Company's ability to meet manufacturers' requirements for approving future acquisitions will have a direct bearing on the Company's ability to complete acquisitions and effect its growth strategy. There can be no assurance that a manufacturer will not terminate its dealer agreement, refuse to renew its dealer agreement, refuse to approve future acquisitions, or take other action that could have a material adverse effect on the Company's acquisition program.

The Company's growth strategy also entails expanding its product line and geographic scope by obtaining additional distribution rights from its existing and new manufacturers. While the Company believes it will be successful in obtaining such distribution rights, there can be no assurance that such distribution rights will be granted to the Company or that it can obtain suitable alternative sources of supply if the Company is unable to obtain such distribution rights.

Motorcycle Manufacturers' Control Over Dealers

Historically, motorcycle manufacturers have exercised significant control over their dealers, restricted them to specified geographic areas, and retained approval rights over changes in ownership. The continuation of the Company's dealer franchise agreements with certain manufacturers is contingent upon several factors. Failure to meet the customer satisfaction and market share goals set forth in any dealer agreement could result in the imposition of additional conditions in subsequent dealer agreements, termination of such dealer agreement by the manufacturer, limitations on inventory allocations, reductions in reimbursement rates for warranty work performed by the dealer, or denial of approval of future acquisitions. The Company's dealer agreements with manufacturers give the Company the exclusive right to sell those manufacturers' products within a given protected geographical area. Accordingly, a competing manufacturer selling a different brand could authorize another dealer to start a new dealership in proximity to one or more of the Company's locations, or an existing competing dealer selling competing brands could move a dealership to a location that would be directly competitive with the Company. Such an event could have a material adverse effect on the Company and its operations; however, Kawasaki, Yamaha, Suzuki and Honda Motorcycles currently own 62% of the retail motorcycle sales market in the USA, and they protect their dealers' territories.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are, at present, nor during the third quarter, 1998, any legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2.  CHANGES IN SECURITIES

(A) At the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock. The Board of Directors instituted this change at a Board meeting in November, 1998. Also, a one for three (1:3) forward split in the common stock of the Company was authorized by the shareholders of the corporation at the annual meeting, and this forward split, as authorized by the shareholders, could be instituted by the Board of Directors at its discretion, which was also done at a Board meeting in November, 1998.

(B) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(A) There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Issuer exceeding 5 percent of the total assets of the issuer.

(B) There has not been any material arrearage in the payment of dividends nor any other material delinquency not cured within 30 days with respect to any class of preferred stock of the Registrant which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise. However, at the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock, and to forward split the common stock of the Company on a one for three basis (1:3). The Board of Directors is authorized to institute this change at a future Board meeting. This change in securities can also be found in the amended Form 10-SB registration statement incorporated by reference herein.

Additionally, Mr. Schwartzbeck, Mr. Pignatello, Ms. Mongold and Mr. Settle were voted by the shareholders to continue their service on the Board of Directors. Also, the shareholders voted to create and enforce an Employee Stock Option Plan, so that the Company may attract and retain competent executives to effectuate its go forward business plan, although implementation of the plan must await further shareholder review.

ITEM 5.  OTHER INFORMATION

At the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock and to forward split the common stock of the Company on a one for three basis (1:3). On November 27, 1998, the Board of Directors voted unanimously to abolish the Company's Class B shares and to have only one class of voting stock. It voted to re-issue a singular unitary class of shares, with equal voting rights of one vote per share, to the previous Class B shareholders and the Class A shareholders and to forward split the stock as directed by the shareholders of the Company. The previous Class B shares had one vote for every 100 shares. This change in securities can also be found in the amended Form 10-SB registration statement incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The exhibits required by Item 601 of Regulation S-B are incorporated by reference through previously filed and effective through lapse of time Form 10-SB registration statements and amendments thereto.

(B) No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURE

       In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 1999

V-Twin Acquisitions, Inc.


/s/ Ted L. Schwartzbeck
-------------------------------------
Ted L. Schwartzbeck, Chairman and CEO


/s/ A. Jay Pignatello
-------------------------------------
A. Jay Pignatello, Director and Secretary

The following Exhibits are attached as required by Small Business Issuers:

(l)  Underwriting agreement. Not applicable.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Incorporated by reference through effective Form 10-SB registration statement and amendments thereto.

 (3) Articles of Incorporation and by-laws. Incorporated by reference through effective Form 10-SB registration statement and amendments thereto.

(4)  Instruments defining rights of holders. Not applicable.

(5)  Opinion re legality. Not applicable.

(6)  No Exhibit required.

(7)  Opinion re liquidation preference. Not applicable.

(8)  Opinion re tax matters. Not applicable.

(9)  Voting trust agreement. Not applicable.

(10) Material contracts. Incorporated by reference through effective Form 10-SB registration statement and amendments thereto.

(11) Statement re computation of per share earnings. Attached hereto.

(12) No Exhibit required.

(13) Annual or quarterly reports, Form 10-Q or quarterly report to security holders. Not applicable.

(14) Material foreign patents. Not applicable.

(15) Letter on unaudited interim financial information. Not applicable.

(16) Letter on change in certifying accountant. Not applicable.

(17) Letter on director resignation. Not applicable.

(18) Letter re change in accounting principles. Not applicable.

(19) Report furnished to security holders. Not applicable.

(20) Other documents or statements to security holders. Not applicable.

(21) Subsidiaries of the registrant. Not applicable.

(22) Published report regarding matters submitted to vote of security holders. Not applicable.

(23) Consents of experts and counsel. Not applicable.

(24) Power of attorney. Not applicable.

(25) Statement of eligibility of trustee. Not applicable.

(26) Invitations for competitive bids. Not applicable.

(27) Financial data schedule. Attached hereto.

(28) Information from reports furnished to state insurance authorities. Not applicable.

(29) Through (98) [RESERVED]

(99) Additional Exhibits. All below listed exhibits, except 99.8, are incorporated by reference through effective Form 10-SB registration statement and amendments thereto.

     (99.1) American Solid Fuel, Inc. S-18 effective notice dated August 2, 1989 and Prospectus

     (99.2)  "The Motorcycle Industry" by Mike Paschke

     (99.3)  Reuters News Release - "Harley Rides Out US Motorcycle Boom"

     (99.4)  Antitrust Law and Economic Review by Charles E. Mueller

     (99.5)  Cycle News - "In the Wind"

     (99.6)  1998 Yamaha Industry Comparison Data

     (99.7)  V-Twin control shareholders letters re: additional paid in capital

     (99.8)  Form D - Notice of Sale of Securities Pursuant to Regulation D,
             Section 4(6), and/or Uniform Limited Offering Exemption for V-Twin Acquisitions Exchange Offering