Form 10QSB
period 1998-12-31
V TWIN ACQUISITIONS INC
filed 1999-02-19
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998


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

   x   YES                     NO
------                  ------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 3,000,000 common shares as of December 31, 1998.

                        PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Financial Statements                                    F-1

Balance Sheet as of December 31, 1998
 and July 31, 1998                                      F-2

Statement of Operations for the
 Three Months and Six Months
 Ended December 31, 1998                                F-3

Statement Of Stockholders' Equity                       F-4

Statement of Cash Flows                                 F-5 and F-6

Notes To Financial Statements                           F-7 and F-8

                              FINANCIAL STATEMENTS


       In the opinion of the management of V-Twin Acquisitions, Inc. (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of December 31, 1998 and July 31, 1998, and the results of its operations and cash flows for the three month periods ended December 31, 1998 and at July 31, 1998.

       The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Form 10-SB, as amended, registration statement. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the December 31, 1998 presentation.

                            V-TWIN ACQUISITIONS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                       DECEMBER 31, 1998 AND JULY 31, 1998
                                   (Unaudited)


                                                       ASSETS

            CURRENT ASSETS                                                 12/31/98                        7/31/98
            --------------                                                 --------                        -------

            Cash and Cash Equivalents                                 $      26,000                     $    50,148
            Marketable Securities
              (available for sale or trading)                               133,000                         448,000

            Deposit - Cycle Sport Purchase                                   50,000                           - 0 -

            Total Assets                                                    209,000                         498,148
                                                                            =======                         =======


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             12/31/98                      7/31/98
                                                                             --------                      -------

Total Liabilities                                                               - 0 -                       - 0 -
                                                                                -----                       -----

Stockholders' Equity
--------------------

Common Stock, , $.001 par value, 25,000,000 shares
            authorized, 3,000,000 issued and outstanding                       3,000                         1,000

Additional Paid in Capital                                                   230,148                       497,148

Retained Deficit                                                             (24,148)                       - 0 -

Total Stockholders' Equity                                                   209,000                       498,148
                                                                             -------                       -------

Total Liabilities and Stockholders' Equity                             $     209,000                  $    498,148
                                                                       =============                 =============




          See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998
                                  (Unaudited)

                                                                                               SIX MONTHS
                                                                                                  ENDED
                                                                          12/31/98              12/31/98
                                                                          --------              --------

Sales                                                                $      - 0 -           $    - 0 -
Cost of Sales                                                               - 0 -                - 0 -


Gross Profit on Sales                                                       - 0 -                - 0 -


Operating Costs
---------------

Payroll Expense                                                             - 0 -                - 0 -
Professional Fees                                                           - 0 -                - 0 -
Auto, Travel and Entertainment                                              - 0 -                - 0 -
Amortization and Depreciation                                               - 0 -                - 0 -
Other                                                                       14,148              24,148
                                                                            ------              ------
Total Operating Costs                                                       14,148              24,148
                                                                            ------              ------

Income (Loss) From Operations                                              (14,148)            (24,148)
                                                                           --------           ---------

Other Income (Expense)
----------------------

Interest Expense                                                            - 0 -                - 0 -
Minority Interest                                                           - 0 -                - 0 -
Other Income (Expense)-Net                                                  - 0 -                - 0 -
Total Other Income (Expense) - Net                                          - 0 -                - 0 -
                                                                         -----------          -----------

Income (Loss) Before Taxes                                                (14, 148)            (24,148)

Income Tax Provision (Benefit)                                              - 0 -                - 0 -
                                                                            ------            -----------

Net Income (Loss)                                                    $    (14,148)            $(24,148)

Net Income (Loss)  Available for Common Stockholders                   $  (14,148)            $(24,148)
                                                                      ============            =========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                             $0.00                  $(0.01)
                                                                        =====                  =======



          See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE THREE MONTHS ENDED DECEMBER 31,1997, SEPTEMBER 30, 1998,
                             AND DECEMBER 31,1998
                                  (Unaudited)

                                                     V-TWIN       V-TWIN      V-TWIN
                                      COMMON         COMMON      COMMON     ADDITIONAL    TREASURY  RETAINED         TOTAL
                                      STOCK           STOCK       STOCK      PAID-IN       STOCK    EARNINGS/     STOCKHOLDERS'
                                      CIU            CLASS A     CLASS B     CAPITAL        CIU     DEFICIT          EQUITY
                                      ------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                 $ 1,000                                          ($667)                 $     333
-------------------------
                                      ==========================================================================================
BALANCE JULY 31,1998                      $ 0          $ 809       $ 191     $  497,148    $ 0                    $ 498,148
--------------------

Exchange Class B for Class A
 (create one unitary class) and
Forward Split One for Three                            ($809)                                                     ($   809)
  (1:3)                                                $3,000      ($191)                                         $  2,809

Less Par Value - $.001 per share -
 of Additional 2,000,000 V-Twin
 Shares Issued as a Result of
  Forward Split                                                              ( $  2,000)                          ($ 2,000)

Write Down of Value of CNTI Stock
  ($.69 per share at 9-30-98)                                                ($ 206,500)                          ($206,500)

Net Loss                                                                                             ($10,000)    ($10,000)
                                      =====================================================================================
BALANCE SEPT. 30,1998                     $ 0          $3000       $ 0        $ 288,648    $ 0       ($10,000)    $ 281,648
---------------------

Adj. to Add. Paid in Cap.                                                     $  50,000                           $  50,000

Write Down of CNTI Stock
  ($.38 per share at 12-31-98)                                               ($ 108,500)                         ($ 108,500)

Net Loss                                                                                             ($14,148)    ($ 14,148)
                                      =====================================================================================

Balance December 31, 1998                 $ 0          $3000       $ 0        $230,148     $ 0       ($24,148)    $ 209,000
-------------------------


          See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                           STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND JULY 31, 1998
                                  (Unaudited)

                                                                                           12/31/98            7/31/98
                                                                                           --------            -------

Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                                           $     - 0 -         $    - 0 -
General and administrative expense                                                          (24,148)            - 0 -
Interest received                                                                            - 0 -              - 0 -
Interest paid                                                                                - 0 -              - 0 -
Income taxes paid                                                                            - 0 -              - 0 -
Misc. receipts (payments)                                                                    - 0 -              - 0 -
                                                                                       ------------        ------------
  Net cash (used) for operating activities                                                   (24,148)           - 0 -
                                                                                       --------------      ------------

Cash Flows from Investing Activities:
-------------------------------------
Deposit on purchase of fixed assets                                                         (50,000)            - 0 -
Purchases of marketable securities and investments                                           - 0 -              - 0 -
                                                                                       --------------      ------------
   Net cash used for investing activities                                                   (50,000)            - 0 -
                                                                                       ---------------     ------------


Cash Flows from Financing Activities:
-------------------------------------
Additional paid in capital                                                                   50,000            50,148
Preferred dividends paid                                                                     - 0 -             - 0 -
Receipts of (payments on) notes                                                              - 0 -             - 0 -
Net advances from affiliates-stockholders                                                    - 0 -             - 0 -
                                                                                          -----------      ------------
   Net cash provided by financing activities                                                 50,000            - 0 -
                                                                                          -----------      ------------

Net (Decrease) Increase In Cash and Cash Equivalents                                         - 0 -             - 0 -
----------------------------------------------------

Beginning Balance                                                                      $    50,148            $50,148

Current cash and cash equivalents                                                      $    26,000            $ 50,148
---------------------------------                                                      ==============        =========

Reconciliation of Net Income to Net Cash
----------------------------------------
  Provided by Operating Activities:
-----------------------------------

Net (Loss) Income                                                                      $   (24,148)            - 0 -
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization and depreciation                                                             - 0 -              - 0 -
  Minority interest                                                                         - 0 -              - 0 -
  Increase in accounts receivable                                                           - 0 -              - 0 -
  (Increase) decrease in inventory                                                          - 0 -              - 0 -
  (Increase) decrease in other current assets and other assets                             (24,148)            - 0 -
  Increase (decrease) in accounts payable and accrued expenses                              - 0 -              - 0 -
  Increase (decrease) in interest and taxes payable                                         - 0 -              - 0 -
                                                                                        -------------      --------------

Net cash used for operating activities                                                 $   (24,148))        $  - 0 -
                                                                                      ==============       ==============



          See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND JULY 31, 1998
                                  (Unaudited)


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








           See accompanying notes to consolidated financial statements

                           V-TWIN ACQUISITIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

             NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of V-Twin Acquisitions, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Form 10-SB, as amended, filed originally in August, 1998, and subsequent post effective amendments. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the December 31, 1998 presentation. The July 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

             NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a December 31, 1998 and July 31, 1998, and the results of its operations for the three month periods and six month periods ended December 31, 1998 and at July 31, 1998. The results of operations for the three months and six months ended December 31,1998 are not necessarily indicative of the results to be expected for the full year.

             NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

             NOTE 4 - VALUE OF THE COMMON STOCK OF CENTURY INDUSTRIES, INC.

V-Twin owns 350,000 shares of the common stock of Century Industries, Inc., a public company, SEC File No. 0-9969. Century Industries has common shares registered under the Securities and Exchange Act of 1934, and quarterly and annual information on Century Industries can be found at the website of the Securities and Exchange Commission at www.sec.gov. The price per share of the Century Industries common stock owned by V-Twin was $.38 per share at December 31, 1998. The value of these shares was $133,000, which resulted in an additional write down of $108,500 for the quarter ended December 31, 1998.

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

             NOTE 6 - ADJUSTMENT TO ADDITIONAL PAID IN CAPITAL

During the 4th quarter 1998, Ted Schwartzbeck and Jay Pignatello, the President and Secretary, respectively, of the Company, paid in additional capital in the amount of $50,000 to place the necessary $50,000 deposit with the attorney for the seller of Cycle Sport Unlimited, Inc.

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

Results of Operations

The Company had minimal operations during the quarter ended December 31, 1998. The only operations the Company experienced was the payment of expenses incurred, specifically the $100 per month rent at 1707 H Street, NW (totaling $300 for the quarter ended September 30, 1998), and professional fees associated with the filing of the aforementioned Form 10-SB registration statement and related exhibits. These professional fees were expenses from Klipfel & Associates, LLC stemming from the restated audit for the Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. Legal expenses were also incurred as a result of the restated Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. The Company had expenses from Bowne of Washington, the company which provides EDGAR filing compliance for V-Twin, in association with the filing of the restated audit for the Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. The Company also experienced costs associated with mail, courier fees and telephone bills. These mail, courier fees and telephone costs increased because of the increased communication with the franchises (Yamaha, Suzuki, Kawasaki and Triumph franchises) and floor plan financing companies (Deutsche Financial Services for Suzuki and Yamaha, Transamerica for Triumph, and Kawasaki Motors Finance Corp. for Kawasaki), as V-Twin placed its official applications for transfer of these agreements from Cycle Sport Unlimited, Inc. to V-Twin.

As of December 31, 1998, the Company had total assets of $26,000 in cash, and $133,000 of marketable securities. The Company had no liabilities at December 31, 1998. Additionally, the Company placed a $50,000 cash deposit in an escrow account with the attorney for the seller of Cycle Sport Unlimited, Inc., of Herndon and Springfield, Virginia. Mr. Schwartzbeck and Mr. Pignatello paid in additional capital to place the cash deposit with the seller's attorney.

V-Twin owns 350,000 shares of the common stock of Century Industries, Inc., a public company trading on the Philadelphia Stock Exchange and the NASDAQ Bulletin Board, SEC File No. 0-9969. Century Industries has common shares registered under the Securities and Exchange Act of 1934, and quarterly and annual information on Century Industries can be found at the website of the Securities and Exchange Commission at www.sec.gov. The price per share of the Century Industries common stock owned by V-Twin was $.38 per share at December 31, 1998. The value of these shares was $133,000, which resulted in a write down of $108,500 for the quarter from September 30, 1998.

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

The Registrant, as a development stage company, believes it has sufficient funds to satisfy its cash requirements for the next 12 months, including its intended purchase of the assets and liabilities of Cycle Sport, Inc., its first intended subsidiary. Management has reached an agreement with the Seller to purchase those assets and liabilities, on a bulk sale basis, for $300,000.

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

The Company deposited $50,000 with the Seller's attorney as a good faith deposit concurrent with the signing of a letter of intent. V-Twin, during the fourth quarter, 1998, finalized its Contract for Sale and Purchase of Assets with Cycle Sport, Inc., on a Bulk Sale basis pursuant to the UCC and the applicable Virginia Code. The Company is still in the process of complying with the Bulk Sale Agreement with the Seller and counsel for Cycle Sport, Inc. and is moving towards settlement.

As of December 31, 1998, the Registrant had completed its requests for transfer of floor plan financing arrangements and franchise, and awaits approval from all related manufacturers. All indications from the financing companies and the manufacturers are that the transfers will be completed.

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

The total acquisition cost for Cycle Sport will be $300,000. The Company has a deposit in escrow with Seller's counsel of $50,000, applicable to the purchase price.

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

According to the Motorcycle Industry Council, motorcycle sales are up 20% across the board, including a surprise in the playbike and competition/off road segments, which increased 26%. Please see exhibits 99.1 through 99.6 of the previously filed Form 10-SB and related amendments.

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are, at present, nor during the fourth quarter, 1998, any legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2.  CHANGES IN SECURITIES

(A) At the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock. On November 27, 1998, the Board of Directors voted unanimously to abolish the Company's Class B shares and to have only one class of voting stock. It voted to re-issue a singular unitary class of shares, with equal voting rights of one vote per share, to the previous Class B shareholders and the Class A shareholders. The previous Class B shares had one vote for every 100 shares. Also, a one for three (1:3) forward split in the common stock of the Company was authorized by the shareholders of the corporation at the annual meeting, and this forward split, as authorized by the shareholders, could be instituted by the Board of Directors at its discretion, which it did at the November 27, 1998 Board meeting. This change in securities can also be found in the amended Form 10-SB registration statement incorporated by reference herein.

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

(29) Through (98) [RESERVED]

(99) Additional Exhibits. All below listed exhibits are incorporated by reference through effective Form 10-SB registration statement and amendments thereto.

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