Form 10QSB
period 1999-03-31
V TWIN ACQUISITIONS INC
filed 1999-05-13
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 3,000,000 common shares as of March 31, 1999.

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

Statement of Operations for the
 Three Months and Six Months
 Ended December 31, 1998                             F-3

Statement Of Stockholders' Equity                    F-4

Statement of Cash Flows                              F-5 and F-6

Notes To Financial Statements                        F-7 and F-8

                              FINANCIAL STATEMENTS


In the opinion of the management of V-Twin Acquisitions, Inc. (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of March 31, 1999 and July 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and at July 31, 1998.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Form 10-SB, as amended, registration statement. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1999 presentation.

                            V-TWIN ACQUISITIONS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        MARCH 31, 1999 AND JULY 31, 1998
                                   (Unaudited)

                                     ASSETS

                                                                                      3/31/99          7/31/98
                                                                                     ---------        ---------
CURRENT ASSETS

Cash & Cash Equivalents                                                              $  21,000        $  50,148

Marketable Securities
  (available for sale or trading)                                                      133,000          448,000

Deposit - Cycle Sport Purchase Escrow                                                   50,000                -

Total Assets                                                                         $ 204,000        $ 498,148
                                                                                     =========        =========



                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      3/31/99          7/31/98
                                                                                     ---------        ---------

TOTAL LIABILITIES                                                                            -                -
                                                                                     =========        =========

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value, 25,000,000 shares
authorized, 3,000,000 issued and outstanding                                             3,000            1,000

Additional Paid In Capital                                                             230,148          497,148

Retained Deficit                                                                       (29,148)               -
                                                                                     ---------        ---------

Total Stockholders' Equity                                                           $ 204,000        $ 498,148
                                                                                     =========        =========






           See accompanying notes to consolidated financial statements

                            V-TWIN ACQUISITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                    3 Months Ended  9 Months Ended
                                                           3/31/99         3/31/99
                                                          --------        --------

Sales                                                     $      -        $      -
Cost of Sales                                                    -               -
                                                          --------        --------

Gross Profit on Sales                                            -               -
                                                          --------        --------

Operating Costs
---------------

Payroll Expense                                                  -               -
Professional Fees                                            2,000           2,000
Auto, Travel & Entertainment                                     -               -
Amortization & Depreciation                                      -               -
General & Administrative Costs                               3,000          27,148
                                                          --------        --------
Total Operating Costs                                        5,000          29,148
                                                          --------        --------

Income (Loss) from Operations                               (5,000)        (29,148)
                                                          --------        --------

Other Income (Expense)

Interest Expense                                                 -               -
Minority Interest                                                -               -
Other Income (Expense) - Net                                     -               -
Total Other Income (Expense) - Net                               -               -
                                                          --------        --------

Income (Loss) Before Taxes                                  (5,000)        (29,148)
Income Tax Provision (Benefit)                                   -               -
                                                          --------        --------

Net Income (Loss)                                           (5,000)        (29,148)

Net Income (Loss) Available for Common Stockholders         (5,000)        (29,148)


Earnings (Loss) Per Share:

Basic & Diluted Earnings (Loss) Per Share                 $   0.00        $  (0.01)




           See accompanying notes to consolidated financial statements

                            V-TWIN ACQUISITIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED DECEMBER 31,1997, SEPTEMBER 30, 1998,
                      DECEMBER 31,1998, AND MARCH 31, 1999
                                   (Unaudited)

                                                    V-TWIN      V-TWIN       V-TWIN
                                        COMMON      COMMON      COMMON      ADDITIONAL      TREASURY   RETAINED        TOTAL
                                        STOCK       STOCK       STOCK       PAID-IN         STOCK     EARNINGS/    STOCKHOLDERS'
                                        CIU         CLASS A     CLASS B      CAPITAL          CIU       DEFICIT        EQUITY
                                        -------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                $ 1,000                                             ($667)                   $     333
-------------------------
                                         ==========================================================================================
BALANCE JULY 31,1998                     $ 0         $  809      $ 191      $ 497,148         $  0                    $ 498,148
--------------------

Exchange Class B for Class A
 (create one unitary class) and
Forward Split One for Three                         ($  809)                                                         ($     809)
  (1:3)                                              $3,000     ($ 191)                                               $   2,809
Less Par Value - $.001 per share -
 of Additional 2,000,000 V-Twin
 Shares Issued as a Result of
  Forward Split                                                            ($   2,000)                               ($   2,000)
Write Down of Value of CNTI Stock
  ($.69 per share at 9-30-98)                                              ($ 206,500)                               ($ 206,500)

Net Loss                                                                                                 ($10,000)   ($  10,000)
                                         ======================================================================================
BALANCE SEPT. 30,1998                    $ 0         $3000       $   0      $ 288,648         $  0       ($10,000)    $ 281,648
---------------------

Adj. to Add. Paid in Cap.                                                   $  50,000                                 $  50,000
Write Down of CNTI Stock
  ($.38 per share at 12-31-98)                                             ($ 108,500)                               ($ 108,500)
Net Loss                                                                                                 ($14,148)   ($  14,148)

                                         ======================================================================================
Balance December 31, 1998                $ 0         $3,000      $   0      $ 230,148         $  0       ($24,148)    $ 209,000
-------------------------

Net Loss                                                                                                 ($ 5,000)   ($   5,000)
                                         ======================================================================================
Balance March 31, 1999                   $ 0         $3,000      $   0      $ 230,148         $  0       ($29,148)    $ 204,000
----------------------



           See accompanying notes to consolidated financial statements

                            V-TWIN ACQUISITIONS, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND JULY 31, 1998
                                   (Unaudited)

                                                                        3/31/99         7/31/98
                                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash Received from Customers                                          $       -      $        -
General & Administrative Expense                                        (27,148)              -
Professional Fees                                                        (2,000)              -
Interest Received                                                             -               -
Interest Paid                                                                 -               -
Income Taxes Paid                                                             -               -
Misc. Receipts (Payments)                                                     -               -
                                                                       --------        --------
  Net Cash (Used) for Operating Activities                              (29,148)              -
                                                                       ========        ========

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Deposit on Purchase of Fixed Assets                                     (50,000)              -
Purchases of Marketable Securities and Investments                            -               -
                                                                       --------        --------
  Net Cash Used for Investing Activities                                (50,000)              -
                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Additional Paid in Capital                                               50,000          50,148
Preferred Dividends Paid                                                      -               -
Receipts of (Payments on) Notes                                               -               -
Net Advances from Affiliates - Stockholders                                   -               -
                                                                       --------        --------
  Net Cash Provided By Financing Activities                              50,000               -
                                                                       --------        --------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                            -               -
--------------------------------------------------                     --------        --------

Beginning Balance                                                      $ 26,000        $ 50,148

Current Cash & Cash Equivalents                                        $ 21,000        $ 50,148
-------------------------------

Reconciliation of Net Income to Net Cash
----------------------------------------
  Provided by Operating Activities:
  ---------------------------------

Net (Loss) Income                                                      $(29,148)              -
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Amortization & Depreciation                                              -               -
     Minority Interest                                                        -               -
     Increase in Account Receivables                                          -               -
     (Increase) Decrease in Inventory                                         -               -
     (Increase) Decrease in Other Current Assets & Other  Assets        (29,148)              -
     Increase (Decrease) in Accounts Payable & Accrued  Expenses              -               -
     Increase (Decrease) in Interest & Taxes Payable                          -               -
                                                                       --------        --------

Net Cash Used For Operating Activities                                 $(29,148)       $      -
                                                                       ========        ========


           See accompanying notes to consolidated financial statements

                            V-TWIN ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND JULY 31, 1998
                                   (Unaudited)


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











































           See accompanying notes to consolidated financial statements

                            V-TWIN ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of V-Twin Acquisitions, Inc. (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Form 10-SB, as amended, filed originally in August, 1998, and subsequent post effective amendments. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1999 presentation. The July 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

            NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a March 31, 1999 and July 31, 1998, and the results of its operations for the three month periods and nine month periods ended March 31, 1999 and at July 31, 1998. The results of operations for the three months and nine months ended March 31,1999 are not necessarily indicative of the results to be expected for the full year.

            NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

            NOTE 4 - VALUE OF THE COMMON STOCK OF CENTURY INDUSTRIES, INC.

V-Twin owns 350,000 shares of the common stock of Century Industries, Inc., a public company, SEC File No. 0-9969. Century Industries has common shares registered under the Securities and Exchange Act of 1934, and quarterly and annual information on Century Industries can be found at the website of the Securities and Exchange Commission at www.sec.gov. The price per share of the Century Industries common stock owned by V-Twin was $.38 per share at March 31, 1999. The value of these shares was $133,000, which did not result in an additional write down from the quarter ended December 31, 1998.

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

Results of Operations

The Company had minimal operations during the quarter ended March 31, 1999. The only operations the Company experienced was the payment of expenses incurred, specifically the $100 per month rent at 1707 H Street, NW (totaling $300 for the quarter ended March 31, 1999), and professional fees associated with the filing of the aforementioned Form 10-SB registration statement and related exhibits. These professional fees were expenses from Klipfel & Associates, LLC stemming from the restated audit for the Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. Legal expenses were also incurred as a result of the restated Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. The Company had expenses from Bowne of Washington, the company which provides EDGAR filing compliance for V-Twin, in association with the filing of the restated audit for the Form 10-SB, as amended, and questions from the Securities and Exchange Commission Staff arising therefrom. The Company also experienced costs associated with mail, courier fees and telephone bills. These mail, courier fees and telephone costs increased because of the increased communication with the franchises (Yamaha, Suzuki, Kawasaki and Triumph franchises) and floor plan financing companies (Deutsche Financial Services for Suzuki and Yamaha, Transamerica for Triumph, and Kawasaki Motors Finance Corp. for Kawasaki), as V-Twin continues to head towards a closing with its first anticipated bulk sale purchase, Cycle Sport Unlimited, Inc.

As of March 31, 1999, the Company had total assets of $21,000 in cash, and $133,000 of marketable securities. The Company had no liabilities at December 31, 1998. Additionally, the Company placed a $50,000 cash deposit in an escrow account with the attorney for the seller of Cycle Sport Unlimited, Inc., of Herndon and Springfield, Virginia during the fourth quarter of 1998.

V-Twin owns 350,000 shares of the common stock of Century Industries, Inc., a public company trading on the Philadelphia Stock Exchange and the NASDAQ Bulletin Board, SEC File No. 0-9969. Century Industries has common shares registered under the Securities and Exchange Act of 1934, and quarterly and annual information on Century Industries can be found at the website of the Securities and Exchange Commission at www.sec.gov. The price per share of the Century Industries common stock owned by V-Twin was $.38 per share at March 31, 1999. The value of these shares was $133,000, which did not result in a write down from the quarter ended December 31, 1998.

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

The Registrant, as a development stage company, believes it has sufficient funds to satisfy its cash requirements for the next 12 months, including its intended purchase of the assets and liabilities of Cycle Sport, Inc., its first intended subsidiary. Management has reached an agreement with the Seller to purchase those assets and liabilities, on a bulk sale basis, for $300,000. It is anticipated that V-Twin will create a subsidiary company in Virginia to facilitate accounting, regulatory and licensing requirements for the bulk sale purchase of Cycle Sport.

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

As of March 31, 1999, the Registrant had completed its requests for transfer of floor plan financing arrangements and franchise, and awaits approval from all related manufacturers. All indications from the financing companies and the manufacturers are that the transfers will be completed, and the Registrant awaits the issuance of a "dealer number" before the bulk sale purchase can be completely finalized.

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

Management's goal is to purchase Cycle Sport's assets, liabilities and major motorcycle, watercraft and ATV franchises as a going business in its two locations in Herndon and Springfield, VA, and to recapitalize and advertise the dealership's products in order to bring the dealership back to the profitability it enjoyed for its first 24 years of operations.

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

The purchase of Cycle Sport Unlimited, Inc. by the Company will necessitate an additional $250,000 in cash. Both Mr. Schwartzbeck and Mr. Pignatello have committed to paying in additional capital to V-Twin to cover the purchase price of Cycle Sport Unlimited, Inc., if necessary.

In the opinion of Management, inflation has not had a material effect on the operations of the Company.

Products and Markets

The Company's first proposed subsidiary is primarily engaged in retail sales of several well known brands: Yamaha, Kawasaki, Suzuki and Triumph motorcycles, ATVs and personal watercraft, related parts and accessories, and the service of these products.

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are, at present, and during the first quarter, 1999, no legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2.  CHANGES IN SECURITIES

(A) During the first quarter of 1999, there were no material modifications to any class of registered securities of the Registrant.

As disclosed in the Registrant's Form 10-QSB for the quarter ending December 31, 1998, the Registrant reported that at the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock. On November 27, 1998, the Board of Directors voted unanimously to abolish the Company's Class B shares and to have only one class of voting stock. It voted to re-issue a singular unitary class of shares, with equal voting rights of one vote per share, to the previous Class B shareholders and the Class A shareholders. The previous Class B shares had one vote for every 100 shares. Also, a one for three (1:3) forward split in the common stock of the Company was authorized by the shareholders of the corporation at the annual meeting, and this forward split, as authorized by the shareholders, could be instituted by the Board of Directors at its discretion, which it did at the November 27, 1998 Board meeting. This change in securities can also be found in the amended Form 10-SB registration statement incorporated by reference herein.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise. However, at the Company's annual meeting on August 31, 1998, the shareholders agreed to authorize the Board of Directors to, within their discretion, abolish the existence of the existing two classes of stock, and to forward split the common stock of the Company on a one for three basis (1:3). The Board of Directors is authorized to institute this change at a future Board meeting. This change in securities can also be found in the amended Form 10-SB registration statement and the Form 10-QSB for the quarter ended December 31, 1998, incorporated by reference herein.


ITEM 5. OTHER INFORMATION

There exists no information to report with regards to any information not previously reported in a Form 8-K.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) The exhibits required by Item 601 of Regulation S-B are incorporated by reference through previously filed and effective through lapse of time Form 10-SB registration statements and amendments thereto, as well as previously filed Form 10-QSB for the periods ending September 30, 1998 and December 31, 1998.

(B) One report on Form 8-K was filed during the first quarter of 1999. This Form 8-K was subsequently amended during the second quarter of 1999. The Form 8-K reported that the Company had qualified, subject to certain provisions and on a preliminary basis, for floor plan financing, and that the Company had available the $400,000 funding amount conditioned upon certain terms which are enumerated in the amended Form 8-K dated April 19, 1999.

                                    SIGNATURE

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 1999

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