Form 10KSB
period 1999-06-30
V TWIN ACQUISITIONS INC
filed 1999-12-02
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                        Commission File Number: 000-24779

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

       1707 H St. NW #200, Washington, DC                           20006
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (703) 471-6990

Securities registered under Section 12(b) of the Act:     NONE

Securities registered under Section 12(g) of the Act:     Common Stock

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES  X   NO
                                                      ---    ---

State Issuer's revenues for its most recent fiscal year. The Issuer had combined revenues of $1,539,236 for fiscal year ended June 30, 1999.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $9,000,000.

The number of shares outstanding as of June 30, 1999 was 3,600,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENT

The Holding Company, which was formerly known as American Solid Fuel, Inc. was incorporated in Delaware on August 16, 1988. In July, 1998, American Solid Fuel (later renamed "CIU") entered into a merger by statute under Title 29 of the District of Columbia Code with V-Twin Acquisitions, Inc., (the "Company", "Holding Company" or "V-Twin") a District of Columbia corporation incorporated on July 10, 1998. V-Twin was incorporated in the District of Columbia on July 10, 1998 and was the surviving entity in the above described merger. Further information regarding the merger can be found in the Company's Form 10-SB as amended, filed on February 19, 1999 at page 2.

In March, 1999, a separate corporation and an affiliate for Securities & Exchange Commission purposes, V-Twin Acquisitions Inc. of Virginia (the "Virginia entity"), was formed to effectuate the purchase of the assets of Cycle Sport Unlimited, Inc., a two store motorcycle dealership in the metropolitan District of Columbia area. This Virginia entity is a completely separate legal entity. This structure would allow the Company and the Virginia entity to avoid double taxation regarding a "foreign corporation" (in this case, the Registrant) doing business in another state, in this case, the Commonwealth of Virginia. This business trust was created by the four V-Twin investors and the two Board members, and can be found attached as Exhibit 99.9.

The Virginia entity is owned 90% by Ted Schwartzbeck and 10% by Jay Pignatello (both officers and directors) and is a Virginia close corporation. The Virginia entity has 100 common shares authorized and outstanding, (par value $.001), 90 shares owned by Mr. Schwartzbeck and 10 shares owned by Mr. Pignatello. The Virginia entity is a licensed and Virginia Department of Motor Vehicle approved motorcycle dealership doing business as Cycle Sport Unlimited. The Holding Company and the Virginia entity are combined for reporting purposes for this and other filings pursuant to certain FASB, GAAP and other relevant accounting principles, for accounting purposes alone and for no other reason or purpose.

The Virginia entity's bulk purchase of the assets of Cycle Sport Unlimited, Inc. was closed in escrow on May 1, 1999 pending the finalization of the floor plan financing arrangements and the issuance of dealer agreements from the manufacturers. This purchase and the closing conditions were reported and discussed in the Company's Form 10-SB as amended, filed on February 19, 1999 at page 6.

The Virginia entity has actively managed Cycle Sport's operations since May 1, 1999 through June 30, 1999. The financial statements in this Form 10 (herein) reflect two months of Cycle Sport's operations.

BUSINESS OF V-TWIN ACQUISITIONS, INC.

The Holding Company proposes to acquire independent motorcycle dealerships and create a nationwide marketing, distribution and retail organization that leverages multiple sources of sales and sales leads, including Internet commerce, direct marketing, retail sales and service. Prior to the effectiveness of the Form 10-SB/A-3 filing, the Holding Company was dormant. The Company is engaged in operation only as a holding company, and therefore does not produce or distribute products, has no sources of raw materials nor principal suppliers.

The Virginia entity has completed the acquisition of Cycle Sport Unlimited, Inc., and is currently a licensed and franchised motorcycle dealership with two locations in the Washington, DC metropolitan area that sells motorcycles, personal watercraft, ATV's and related parts and accessories and provide service. The Virginia entity faces significant competition from similar motorcycle dealerships, and will continue to advertise in its local markets to continue to compete effectively. The Virginia entity receives its products for resale from new motorcycle, parts and accessories manufacturers and distributors. As a retail business, the Virginia entity does not depend on any one or few major customers.

The Company and the Virginia entity do not hold any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. The Holding Company and the Virginia entity have never been subject to any requirement of government approval for its operations, other than the application and eventual issuance of the relevant Commonwealth of Virginia Department of Motor Vehicle license for the Virginia entity to be a franchised motorcycle dealership. Neither the Company nor the Virginia entity anticipate any material business change due to probable governmental regulations.

The Company and the Virginia entity anticipate complying with all applicable environmental laws (federal, state and local) to the extent required. These costs are carried as normal business operating expenses and are not considered material.

From its inception to the present the Company has experienced minimal research and development costs in developing it business plan and in negotiating acquisitions. These costs were borne by management.

From its inception to the date of the merger the Company has been dormant, and has had no active function or employees. The Virginia entity has approximately thirty employees, twenty six of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's operations are conducted in leased facilities located in Washington, DC and the Virginia entity operates in Virginia. The following table describes the general character of the existing facilities as of June 30, 1999:

                                                        SQUARE     LEASE      APPROX
LOCATION             PRIMARY FUNCTION                    FEET      EXPIRES    MONTLY RENT
---------------------------------------------------------------------------------------------
Washington, DC       Registered Office                   N/A                    $100

Herndon, VA          Retail Store                        12,000                 $8,842
                     (Affiliate)
Springfield, VA      Retail Store                        6500                   $4,833
                     (Affiliate)
---------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

There are, at present, no legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

V-Twin's Common Stock has been traded since June 7, 1999, on the NASDAQ Bulletin Board under the symbol VTWN. The following table reflects the high and low bid prices of the Company's Common Stock, as reported by the OTC Bulletin Board. This High/Low Bid information reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

HIGH    $2.50         LOW  $2.00

To date the Company has not paid any cash dividends on its Common Stock and does not expect to pay any in the foreseeable future. As of June 30, 1999, there were 316 shareholders of record of the Company's Common Stock.

Within the past three years, the only sales of unregistered securities the Company has undertaken have been the securities issued to V-Twin's management and its 5% persons. Additionally, shares were distributed, on a one for one basis, to the former CIU shareholders in the recent merger conducted under the laws of the District of Columbia.

Information regarding recent sales of unregistered securities as required by
Section 228.701 (Item 701) can be found in V-Twin's third amended Form 10-SB filed on February 19, 1999 at pages 22 and 23, and that filing's related exhibits.

V-Twin believes that the subsequent transactions described below in which securities were sold were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2), Regulation D Section 504, and Rule 145 (a)(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or given access to such information, and restrictions were placed on resales of the securities.

DATE      TITLE                             AMOUNT     CONSIDERATION  PUCHASER
-----------------------------------------------------------------------------------------
6/99      Common Stock and                  600,000    $400,000 (1)   Private investors
          warrants to purchase
          Common Stock

          Common Stock issued               100,000    $166,667 (1)   Private investors
          Upon exercise of
          warrants

(1) Effective June 30, 1999, the Company issued 600,000 restricted common shares and warrants to purchase an additional 600,000 restricted common shares for five years at a price of $1.67 per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the audited beginning financial statements and notes appearing elsewhere in this Form 10-KSB. The Company had no revenue from operations in each of the last two fiscal years. The Company had expenses with regards to its business development and additional costs related to its requirements as a public company.

The Company is primarily engaged in the research required in connection with the acquisition of independent motorcycle dealerships and related businesses. The Company itself has no sales revenues and has had no income from any operations. The Company's only actions have been to complete the Company's initial capitalization and to conduct the necessary SEC filings to achieve public status. The Virginia entity sells motorcycles and related service, parts and accessories. The Virginia entity initiated operations on May 1, 1999. In this document, the financial information about the Virginia entity represents the two months from May 1, 1999 to June 30, 1999.

In combination with the Virginia entity, the total assets of the Company at June 30, 1999 were $1,531,740, net of an allowance for doubtful accounts of $53,159, which represents a shortfall in the purchase of the assets of a motorcycle dealership undertaken by the Virginia entity during May, 1999. Total capital in consolidation is $358,487.

Total revenues for the period of inception, July 10, 1998, through June 30, 1999, were $1,539,236, and gross profit was $393,309. In combination, the Company has a net loss of ($213,113), or ($.05) per share.

At inception, July 10, 1998, the Company had no revenues.

The Company and the Virginia entity note that their financial statements are combined pursuant to a Trust Agreement, appended hereto as Exhibit 99.9, and certain accounting rules regarding combination, while both entities remain, and shall always remain, separate legal entities.

Plan of Operation

The Company has sufficient funds to satisfy its cash requirements for the next 12 months, and would raise funds only to acquire additional independent dealerships. The Virginia entity expects to have sufficient funds resulting from continuing operations to satisfy its operating cash requirements for the next 12 months.

To the extent necessary, both Mr. Schwartzbeck, President of V-Twin Acquisitions, Inc. and the Virginia entity, and Mr. Pignatello, Secretary of V-Twin Acquisitions, Inc. and the Virginia entity, are willing to provide any and all working capital necessary for V-Twin Acquisitions, Inc. and the Virginia entity for the next twelve months, should there be any shortfall of working capital in V-Twin Acquisitions, Inc. and the Virginia entity.

Effective May 1, 1999, the Virginia entity purchased the assets of a two store motorcycle dealership in the DC metropolitan area named Cycle Sport Unlimited, Inc. It should be noted that the technique to effectuate that transaction was a "bulk sale" agreement under the Uniform Commercial Code ("UCC") and the Virginia Code. A Bulk Sale is the purchase of assets and the assumption of liabilities of a division of a going concern, with the intent of the parties being that the purchaser will continue in the same business that the seller operated, but as a new business. The Virginia entity did not purchase any income or earnings. As a result of the bulk purchase, no material undisclosed liabilities surfaced, and no tax liabilities were carried forward.

While the Company's previous SEC filings indicate that the Company would, itself, purchase the assets of Cycle Sport Unlimited, Inc., certain business conditions arose through examination by management which necessitated a change in the bulk sale purchase. These business conditions included double taxation issues, as well as other foreign jurisdiction and state approval issues, and the Trust Agreement listed as Exhibit 99.9 was created. Therefore, upon management resolution of these issues, the Virginia entity was created in March, 1999.

The Virginia entity's goal is to recapitalize and advertise the dealership's products in order to improve the profitability of it's two retail locations. The Virginia entity also desires to bring new motorcycle lines into its locations to increase its customer base. Additionally, the Virginia entity's goal is to expand both of its locations to allow it to carry more products and to update its showroom. Finally, the Company's goal is to purchase the assets and liabilities of independent motorcycle dealerships across the country and develop an integrated, national marketing effort that leverages retail sales, direct marketing and the Internet.

The Virginia entity's total asset purchase cost for Cycle Sport was $300,000. To finance future asset purchases of independent motorcycle dealerships, the Company itself intends to raise funds from the sale of its restricted common stock to accredited individuals. These sales may rely upon an exemption from registration available under Section 4(2), Regulation D Section 504 and Rule 145
(a)(2).

Growth in the Motorcycle Industry

The Company found from research that the entire motorcycle industry is growing considerably. Several sources cite information from the Motorcycle Industry Council in supporting the statement that motorcycles are "a rising industry growing by 20% annually". These authoritative sources include information from the Motorcycle Industry Council, Cycle News, Harley Davidson's Securities and Exchange Commission filings on Form 10-K, various press releases disseminated by Reuters, Polaris Industries, Excelsior Henderson Motorcycle Co., Harley Davidson, and the regional sales statistics from the Yamaha Motorcycle Division of Yamaha Industries.

For more information regarding industry growth, please see the Form 10-SB/A-3 filed on February 19, 1999 at pages 7 through 9, and exhibits 99.2, 99.3, and
99.5 appended.

V-Twin Acquisitions, Inc. should not be considered an investment company under the Investment Company Act of 1940 by virtue of the provisions found at 15 USC 80a-3, exempting a company which has a business purpose other than the making of investments. Further information regarding this issue can be found in the previously filed Form 10-SB/A-3 filed February 19, 1999 at page 9.

Liquidity and Capital Resources

The Company anticipates meeting its working capital needs during the 2000 fiscal year from capital raised through the common stock already sold to its control shareholders. It is also investigating the possibility of other financing to provide additional acquisition capital and to further its acquisition program.

Although it has not made any arrangements or definitive agreements, it is contemplating both the private placements of securities and/or a public offering.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

PRODUCTS AND MARKETS

The Virginia entity is primarily engaged in retail sales of several well-known brands of motorcycles, as well as ATV's and personal watercraft, related parts and accessories, and the service of these products.

As recreational products, motorcycles, ATV's and personal watercraft and related parts and accessories are products enjoying a rising consumer market. According to U.S. Government reports, from 1992 through 1995 spending on recreational products grew at over five percent per year and from 1994 through 1997 grew at three times the rate of overall consumer spending.

The motorcycle industry is large and very fragmented. This is supported by industry data, primarily the 1998 Motorcycle Statistical Annual Report issued by the Motorcycle Industry Council. This report states that $6.4 billion in retail sales were generated by over 12,581 franchised and non-franchised motorcycle retail outlets. Please see Exhibit 99.10.

There are several factors and changes in the motorcycle retailing industry which the Company believes provide attractive consolidation opportunities for groups with significant equity capital and managers experienced in identifying, acquiring and professionally managing dealerships. The primary factor that the Company believes provides a consolidation opportunity is that the motorcycle retailing industry is very fragmented, with over 12,581 retail outlets in 1998. The majority of these dealerships are privately owned and operated. Dealership costs are growing as capital costs of opening new dealerships are increasing and franchising costs require a dealer to carry substantial inventories. For many dealers there are few alternative exit strategies other than selling to a growing dealership group, especially for larger dealerships and dealership owners nearing retirement. The Company believes that these factors may provide attractive consolidation opportunities.

More information regarding the control of motorcycle manufacturers over acquisitions and dealers under the headings "Manufacturers' Consent to Acquisitions and Market Expansion" and "Motorcycle Manufacturers' Control Over Dealers".

MANUFACTURERS' CONSENT TO ACQUISITIONS AND MARKET EXPANSION

Motorcycle manufacturers yield considerable control over the dealerships that carry their brands through franchise agreements. If there is a change of control in the dealership, the New Dealer must obtain consent from each manufacturer to continue to carry that manufacturer's brand of motorcycle. In determining whether to approve changes of control, manufacturers may consider any number of subjective factors. These may include the financial condition and ownership structure of the New Dealer. The manufacturers may impose conditions to the change of control, including limiting the number of such manufacturers' franchised dealers that may be acquired by the New Dealer. The manufacturers are under no obligation to approve changes in control or acquisitions, to disclose their reasons for accepting or rejecting an acquisition or by abiding by objective and publicly disclosed measurements by which they approve changes in control.

The ability of a future subsidiary and/or affiliate corporation to meet manufacturers' requirements for approving future acquisitions will have a direct bearing on the Company's ability to complete acquisitions and effect its growth strategy. The Company can make no assurance that a manufacturer will not terminate its dealer agreement, refuse to renew its dealer agreement, refuse to approve future acquisitions, or take other action that could have a material adverse effect on the Company's acquisition program.

The Company's growth strategy includes acquiring non-franchised and/or independent motorcycle dealerships that are not restrained by manufacturers' dealer agreements.

MOTORCYCLE MANUFACTURERS' CONTROL OVER DEALERS

The major motorcycle manufacturers exercise significant control over the operations of their franchised dealerships. In addition to yielding control over changes in dealer ownership, many manufacturers control the dealer's geographic selling area. In these cases, the dealer has an exclusive right to sell the franchised manufacturers' products within a given protected geographical area. The dealer may not promote or sell its products to customers residing outside of its geographical area. The manufacturers also impose customer satisfaction and market share goals. If a dealer fails the requirements of its dealer agreement, then the manufacturer may (i) impose additional conditions in subsequent dealer agreements; (ii) terminate its dealer agreement (iii) limit allocations of inventory; (iv) reduce reimbursement rates for warranty work performed by the dealer; and/or (v) deny approval of future acquisitions.

COMPETITION

V-Twin, as a proposed consolidator of independent motorcycle dealerships, has no direct competition. V-Twin is a public company, which proposes to purchase motorcycle dealerships that are traditionally held by private owners. The Company's knows of no other publicly traded company that conducts business in acquiring and/or consolidating the retail motorcycle market. While the vast majority of motorcycle dealers are single store operations that are family owned style dealership, there are several privately-owned dealerships that own multiple retail locations and seek to acquire additional locations. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or to levels that would not result in the desired returns.

V-Twin's competitive position within the industry will be largely determined by its ability to offer competitive motorcycle brands and models, and its ability to offer value and service to its customers, both in the factory replacement parts retail sector and in the service sector.

DISTRIBUTION

The majority of Cycle Sport's motorcycles were purchased and shipped directly to its stores from their franchise manufacturers. In addition to motorcycles, the Virginia entity purchases for resale after market parts and accessories, such as side cars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handle bars, light bars, sissy bars, and touring luggage.

The Virginia entity operates pursuant to franchise agreements between each motorcycle manufacturer or their authorized distributor. The Virginia entity is significantly dependent on its relationship with such manufacturers for distribution (and subsequent sales) of motorcycles and related products. The manufacturers control many aspects of a dealer's business, as described in the above section entitled "MOTORCYCLE MANUFACTURERS' CONTROL OVER DEALERS".

OPERATIONS

Many phases of the Virginia entity's operations are subject to influences outside its control. Any singular factor, or combination of factors, could materially affect its results. These factors include: the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions.

Forward-looking statements that are made, or others make on its behalf, are based on knowledge of the Company's business and the environment in which it operates. However, because of the factors listed herein, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements. The Company can make no assurance that the actual results or developments it anticipates will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

SEASONALITY

The Virginia entity will experience significant seasonal fluctuations in motorcycle sales. Summer sales are generally twice as great as winter sales. Weather conditions, specifically a harsh and long winter season, is likely to adversely affect sales.

GOVERNMENT REGULATION

Motorcycle sales are subject to certain government regulations. Motorcycles are subject to the emissions and noise standards of the U.S. Environmental Protection Agency and the more stringent emissions standards of various State agencies. Motorcycles are also subject to the National Traffic and Motor Vehicle Safety Act and the rules promulgated thereunder by the National Highway Traffic Safety Administration. Federal, state and local authorities have adopted various standards relating to air, water, helmet rules and noise pollution. Additionally, the Federal Trade Commission applies regulations over franchised businesses and dealerships. Any of these regulations may affect the Company's operations as well as those of the motorcycle manufacturers. The Virginia entity's facilities comply with all such regulations and standards, and that current production levels of motorcycles will continue in line with the increasing interest in motorcycles, ATVs and personal watercraft. Finally, the Virginia entity is subject to the laws of Department of Motor Vehicle for the Commonwealth of Virginia regarding motorcycle dealerships.

EMPLOYEES

As of June 30, 1999, the Holding Company had no full-time employees. The Holding Company anticipates adding home office supervisory, marketing and administrative staff as the Company furthers its business. The Virginia entity had approximately 30 employees in sales, service and administration, and the Virginia entity provides those employees with health insurance. The Virginia entity is not subject to any collective bargaining agreements.

CUSTOMER BASE

The Virginia entity is not dependent on any one major or any few select customers. The Virginia entity's sales are the result of comprehensive advertising campaigns, referrals and re-sales to old customers. Cycle Sport enjoys the benefit of its customers who have purchased various items from the previous owner for the past 27 years.

RESEARCH AND DEVELOPMENT

The Company has conducted specific research required in connection with the acquisition of independent motorcycle dealerships. Research and development is limited to a study of the retail motorcycle industry, and finding, evaluating and negotiating the purchase of independent motorcycle dealerships to be acquired. Research and development is a critical factor to the Company's success. Sound business decisions in finding and closing the purchase of acquisitions in the unconsolidated motorcycle dealership market will lead to success for V-Twin and its shareholders.

GROWTH STRATEGY

The Company intends to acquire independent motorcycle dealerships throughout the United States. The Company intends to initially acquire several dealerships that will serve as regional bases of operations. The Company seeks to acquire dealerships that have superior operating and financial managers and benefit from their market knowledge, customer base and local reputation. By acquiring additional dealerships the Company will increase its total consolidated sales and profits. These acquisitions should produce opportunities for additional operating efficiencies, promote increased name recognition and provide the Company's affiliates and itself with better opportunities for repeat and referral business.

Once an acquisition has been completed, the Company intends to review and potentially reorganize business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit the Company's growth and negatively impact profitability.

While V-Twin feels that certain segments of the motorcycle industry may be available for consolidation, there are several factors which are inherently problematic in acquiring independent motorcycle dealerships. Some of these inherent problems are the fact that, typically, motorcycle dealerships have substandard accounting practices and controls, and are typically not audited. V-Twin, as a proposed consolidator of independent dealerships, will sustain such problems and expenses as it conducts its assets purchases and/or acquisitions to make such new affiliates and/or subsidiaries able to comply with SEC standard accounting practices.

The Company can make no assurance that suitable acquisition candidates will be identified, that acquisitions of such candidates will be consummated, or that the operations of any acquired businesses will be successfully integrated into the Company's operations and managed profitably without substantial costs, delays, or other operational or financial difficulties.

ANTI-TAKEOVER EFFECT OF ARTICLES AND BYLAW PROVISIONS

The Company's Articles of Incorporation provide that up to 50,000,000 shares of common stock and 2,000,000 shares of preferred stock may be issued by the Company from time to time in one or more series. On November 27, 1998, the Board, authorized by the shareholders, merged these classes into one unitary class with one vote per share.

V-Twin's Articles of Incorporation authorize The Board of Directors with various rights, including the rights to (i) determine the rights, preferences, privileges and restrictions granted to and imposed upon any unissued series of preferred stock; (ii) fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by the Company's stockholders; (iii) authorize and issue preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of Common Stock; (iv) issue preferred stock that could have the effect of delaying, deferring or preventing a change in control of the Company; and (v) fix the number of directors in the Bylaws with no minimum or maximum number of directors required. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder might consider to be in his best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

CHANGES IN CONSUMER SPENDING, ECONOMIC CONDITIONS OR TAX LAWS

The Virginia entity's operations depend upon a number of factors relating to or affecting consumer spending for discretionary goods such as motorcycles. The Virginia entity's operations may be adversely affected by economic developments that reduce consumer spending in its markets. In an economic downturn, consumer discretionary spending levels generally decline. Rising interest rates could have a negative impact on consumers' ability or willingness to finance motorcycle purchases. Local influences, such as corporate downsizing and military base closings, could adversely affect the Company's operations in certain markets. Changes in federal and state tax laws, such as an imposition of luxury taxes on leisure time products, also could influence consumers' decisions to purchase products offered by The Virginia entity. These factors could adversely affect the ability of Cycle Sport or future affiliates and/or subsidiaries to sell its products. There can be no assurance that the Company could maintain its profitability during any such period of adverse economic conditions or low consumer confidence could have a negative effect on the Company's sales.

DILUTION THROUGH ISSUANCE OF STOCK

The Company's operating results may fluctuate substantially from quarter to quarter due to the size, timing, and integration of any future acquisitions. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of the Common Stock.

The Company's ability to grow by acquiring additional dealers will depend upon several factors. These include (i) the availability of suitable acquisition candidates at attractive purchase prices; (ii) its ability to compete effectively for available acquisition opportunities; (iii) the availability of funds or the market price of the Company's common stock; (iv) its ability to obtain the requisite government licensing approvals; and (v) its ability to obtain the necessary franchising agreements with manufacturers. Additionally, one or more manufacturers may attempt to impose further restrictions on us in connection with their approval of acquisitions.

FUTURE CAPITAL NEEDS; DEBT SERVICE REQUIREMENTS; POSSIBLE DILUTION THROUGH ISSUANCE OF STOCK

The Company's future capital requirements will depend upon the size, timing, and structure of future acquisitions and its working capital and general corporate needs. To the extent that future acquisitions are wholly are partially financed through common stock or securities convertible into or exercisable into common stock, the voting power of existing stockholders will be diluted and earnings per share could be reduced. The extent to which the Company will be able or willing to use common stock for acquisitions will depend on the market value of V-Twin's common stock from time to time. It will also depend on the willingness of potential sellers of dealerships to accept common stock as full or partial consideration. The Company's growth could be materially limited if the Company is unable to use V-Twin's common stock as consideration in acquisitions, to generate cash from operations, or to obtain additional debt or equity financing.

Any borrowings made to finance future acquisitions or for operations could make the Company more vulnerable to a downturn in its operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If The Virginia entity's cash flow from operations is insufficient to meet its debt service requirements, the Company could be required to sell additional equity securities, refinance its obligations, or dispose of assets in order to meet its debt service requirements.

Additionally, it is likely that the Virginia entity and future affiliates must comply with financial and operational covenants of their current or future credit arrangements. These covenants are likely to include limitations on both capital expenditures and increases in indebtedness.

There can be no assurance that such financing will be available if and when needed or will be available on terms acceptable to V-Twin, Cycle Sport or future affiliates and/or subsidiaries. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the Company's growth prospects and its business, financial condition, and results of operations.

YEAR 2000 COMPLIANCE

V-Twin has determined that, while its assessment of the Year 2000 ("Y2K") issue is continuing, Year 2000 issues would not have a material effect on its business. V-Twin's computer system comprises one stand-alone computer operating Windows NT as an operating system. Embedded technology and microcontrollers are not a part of the Holding Company's operations. The Company, by itself, is currently Year 2000 compliant.

Given the worldwide effect of Year 2000 problems, it is likely that some disruption in relationship with vendors, suppliers and customers will occur, even if such entities are Year 2000 compliant. At present, given the ongoing nature of its assessment, V-Twin does not feel that the Year 2000 problem will be material to business, results of operations and financial condition.

Cycle Sport is highly dependent upon its point-of-sale ("POS") software. As a retail business, the resolution and prevention of any problems related to Y2K is essential. Recognizing this, Cycle Sport began the remediation process for Y2K in June, 1999 by contacting the companies that created its POS software and the accounting software to which it interfaces, namely Comptron and RealWorld, respectively. The Virginia entity anticipates installing the new software and hardware upgrades provided by these vendors by early December, 1999. Cycle Sport believes that its ongoing readiness efforts will allow it to avoid third party liability.

The Virginia entity has several third parties whose failure to be Y2K compliant would be materially disruptive. These third parties include motorcycle manufacturers, shipping companies, retail finance companies and wholesale finance companies. Although failure of these third parties to be compliant would be disruptive, it would not have a material adverse financial impact on Cycle Sport. At worst, such a failure would temporarily lower service levels until compliance was achieved. Cycle Sport has notified V-Twin Acquisitions, Inc. that should all of its systems fail in the Year 2000 for any reason, that it would be able to conduct "business as usual" manually, without any hindrance whatsoever.

The "worst case" scenario for Year 2000 problems are that V-Twin and Cycle Sport would have to function manually and could do so without significant loss of business. Neither V-Twin nor Cycle Sport feel that the Year 2000 efforts have substantially or materially deferred its ability to conduct other IT projects.

ITEM 7.  FINANCIAL STATEMENTS

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                          Combined Financial Statements

              Period from inception (July 10, 1998) to June 30 1999

                                    CONTENTS

                                                                                  Page Number
                                                                                  -----------
Report of Independent Auditors..........................................................1

Financial Statements:

   Combined Balance Sheet...............................................................2

   Combined Statement of Operations.....................................................3

   Combined Statement of Stockholders' Equity...........................................4

   Combined Statement of Cash Flows.....................................................5

   Notes to Combined Financial Statements..........................................6 - 12

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
V-Twin Acquisitions, Inc. and Affiliate
Washington, DC

We have audited the accompanying combined balance sheet of V-Twin Acquisitions, Inc. and Affiliate (the "Company") as of June 30, 1999 and the related combined statements of operations, stockholders' equity, and cash flows for the period from inception (July 10, 1998) to June 30, 1999. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the taking of physical inventories at June 30, 1999 (stated at $1,080,733), since that date was prior to the time we were initially engaged as auditors for the Company. Accordingly, we were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined necessary had we been able to observe the Company's physical inventories as of June 30, 1999, the combined financial statements referred to above present fairly, in all material respects, the financial position of the V-Twin Acquisitions, Inc. and Affiliate as of June 30, 1999, and the results of their operations and their cash flows for the period from inception (July 10, 1998) to June 30, 1999 in conformity with generally accepted accounting principles.

KAUFMAN DAVIS, PC
Certified Public Accountants                                        Bethesda, MD


October 21, 1999

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                             Combined Balance Sheet

                                 June 30, 1999

                                     ASSETS

Current assets:
          Cash and cash equivalents ........................     $   220,460
          Investments ......................................         125,000
          Accounts receivable, net of allowance for
              doubtful accounts of $53,158 .................          61,068
          Inventory, net ...................................       1,080,733
          Prepaid expenses .................................          33,513
                                                                 -----------
              Total current assets .........................       1,520,774

Property and equipment, net ................................          10,966
                                                                 -----------
              Total assets .................................     $ 1,531,740
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Short-term debt ..................................     $   927,100
          Accounts payable .................................         127,549
          Accrued expenses .................................          67,823
          Customer deposits ................................          50,781
                                                                 -----------
              Total current liabilities ....................       1,173,253

Commitments and contingencies ..............................               -

Stockholders' equity:
          Common stock .....................................           3,600
          Additional paid-in capital .......................         568,000
          Accumulated deficit ..............................        (213,113)
                                                                 -----------
              Total stockholders' equity ...................         358,487
                                                                 -----------
                Total liabilities and stockholders' equity .     $ 1,531,740
                                                                 ===========


                See accompanying notes to financial statements.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                        Combined Statement of Operations

            Activity from inception (July 10, 1998) to June 30, 1999

Revenues:
    Sales income .........................   $       1,441,876
    Service income .......................              97,360
                                                ---------------
         Total revenues ..................           1,539,236

Cost of goods sold .......................           1,145,927
                                                ---------------

          Gross margin ...................             393,309

Operating expenses .......................             591,756
                                                ---------------

         Operating loss ..................            (198,447)

Other expenses:
    Interest expense .....................              14,666
                                                ---------------

Net loss .................................   $        (213,113)
                                                ===============
Net loss per common share:
    Basic and diluted ....................   $            (.07)
                                                ---------------
Weighted average number
   of outstanding common shares...........   $       3,000,033
                                                ===============


                See accompanying notes to financial statements.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                   Combined Statement of Stockholders' Equity

            Activity from inception (July 10, 1998) to June 30, 1999


                                                       Common         Class A Common Stock        Class B Common Stock
                                                       Stock        ------------------------    -------------------------
                                                        CIU           Shares         Amount       Shares          Amount
                                                      ----------    ----------     ----------   ----------       ----------
Balance at July 10, 1998 ..........................  $    1,000             -     $         -            -       $       -

CIU stock and treasury stock retired in
    connection with merger of the Company .........      (1,000)            -               -            -               -

Exchange of 1,000,000 shares outstanding of CIU common stock for:

    808,727 shares outstanding of V-Twin
    Class A common stock (par value $.001) ........           -       808,727             809            -               -

    191,273 shares outstanding of V-Twin
    Class B common stock (par value $.001) ........           -             -               -      191,273             191

Exchange Class B for Class A (to create one
    unitary class) and ............................           -     (808,727)            (809)    (191,273)           (191)
    a one for three (1:3) forward split ...........           -     3,000,000           3,000            -               -

Reduction in additional paid-in-capital
    in connection with forward split ..............           -             -               -            -               -

Cash of $170,500 from three shareholders ..........           -             -               -            -               -

Issuance of 600,000 shares and 600,000
     warrants for cash ............................           -       600,000             600            -               -

Issuance of V-Twin Acquisitions of Virginia, Inc.
    common stock at .001 per share ................           -           100               -            -               -

Net loss from inception
    (July 10, 1998) to June 30, 1999 ..............           -             -               -            -               -
                                                      ----------    ----------     ----------     --------        ---------

Balance at June 30, 1999 ..........................  $        -     3,600,100     $     3,600            -       $       -
                                                      ==========    ==========     ==========     ========        =========

                                                           Additional                              Treasury        Total
                                                            paid in              Accumulated        Stock       stockholders'
                                                             capital               deficit           CIU          equity
                                                           ----------------------------------    -----------    -------------
Balance at July 10, 1998 ..........................       $           -          $          -    $    (667)   $         333

CIU stock and treasury stock retired in
    connection with merger of the Company .........                   -                     -          667             (333)

Exchange of 1,000,000 shares outstanding of CIU common stock for:

    808,727 shares outstanding of V-Twin
    Class A common stock (par value $.001) ........                   -                     -            -              809

    191,273 shares outstanding of V-Twin
    Class B common stock (par value $.001) ........                   -                     -            -              191

Exchange Class B for Class A (to create one
    unitary class) and ............................                   -                     -            -           (1,000)
    a one for three (1:3) forward split ...........                   -                     -            -            3,000

Reduction in additional paid-in-capital
    in connection with forward split ..............              (2,000)                    -            -           (2,000)

Cash of $170,500 from three shareholders ..........             170,500                     -            -          170,500

Issuance of 600,000 shares and 600,000
     warrants for cash ............................             399,400                     -            -          400,000

Issuance of V-Twin Acquisitions of Virginia, Inc.
    common stock at .001 per share ................                 100                     -            -              100

Net loss from inception
    (July 10, 1998) to June 30, 1999 ..............                   -             (213,113)            -         (213,113)
                                                             ----------           ----------     ----------     -----------

Balance at June 30, 1999 ..........................       $     568,000          $  (213,113)    $       -    $     358,487
                                                             ==========           ==========     ==========     ===========



                See accompanying notes to financial statements.

                    V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                       Combined Statement of Cash Flows

           Activity from inception (July 10, 1998) to June 30, 1999

Cash flows from operating activities:
     Net loss ..................................................................     $(213,113)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ..............................................................           353
Changes in operating assets and liabilities:
(Increase) in:
     Accounts receivable .......................................................       (61,068)
     Inventory .................................................................      (153,633)
     Prepaid expenses ..........................................................       (33,513)
Increase in:
     Accounts payable ..........................................................       127,549
     Accrued expenses ..........................................................        67,823
     Customer deposits .........................................................        50,781
                                                                                      ---------
         Net cash used in operating activities .................................      (214,821)
                                                                                      ---------

Cash flows from investing activities:
     Additions to property and equipment .......................................       (11,319)
     Investments purchased .....................................................      (125,000)
                                                                                      ---------
         Net cash used in investing activities .................................      (136,319)
                                                                                      ---------

Cash flows from financing activities:
     Proceeds from sale of common stock and warrants ...........................       401,100
     Proceeds from additional paid in capital ..................................       170,500
                                                                                      ---------
         Net cash provided by financing activities .............................       571,600
                                                                                      ---------

Net increase in cash ...........................................................       220,460

Cash at beginning of period ....................................................             -
                                                                                      ---------

Cash at end of period ..........................................................     $ 220,460
                                                                                      =========

                See accompanying notes to financial statements.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999



1.  ORGANIZATION

V-Twin Acquisitions, Inc. (the "Company"), was organized under the laws of the District of Columbia on July 10, 1998. On July 10, 1998, the Company completed a merger with Commercial Indemnity Underwriters, Inc. ("CIU") with the Company as the surviving entity.

CIU formerly know as American Solid Fuel, Inc. ("ASFI"), was an inactive company until its merger with the Company. ASFI was formed in August, 1988, and successfully completed a public offering through an S-18 registration. CIU had no assets, liabilities, income or expenditures from operations and accordingly, there was no historical carry-over basis.

V-Twin Acquisitions, Inc. of Virginia (the "Affiliate") is a privately-held corporation organized under the laws of Virginia on March 30, 1999 to own and operate motorcycle dealerships in Virginia.

The Company intends to acquire independent motorcycle dealerships and create a nationwide marketing, distribution and retail organization that leverages multiple sources of sales and sales leads, including internet commerce, direct marketing, retail sales and service.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The combined financial statements of the Company include the accounts of its affiliate, V-Twin Acquisitions, Inc. of Virginia. All significant intercompany balances and transactions have been eliminated.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncollectible accounts are charged against the allowance.

Inventory Valuation - Inventory is valued at the lower of cost or market using the average cost method. Obsolete or damaged goods are reduced to estimated net realizable values.

Cash Equivalents - For purposes of the combined statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company has cash investment policies that restrict placement of these investments to financial institutions that are evaluated as highly creditworthy. The carrying amount of accounts receivable approximate their net realizable value.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment are recorded at cost. Depreciation expense of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, as follows:

               Computer equipment......................... 5 years
               Machinery and equipment.................... 7 years

Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted taxes expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Dividend Policy - The Company has not paid any dividends since its inception. Management does not anticipate declaring dividends in the foreseeable future.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

New Accounting Standards - In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for fiscal year 2000 and requires that start-up costs and organizational costs be expensed as incurred and that such costs capitalized previously be expensed as a cumulative effect of change in accounting principle. The Company does not believe that SOP 98-5 will have a material impact on its financial position or results of operations when such statement is adopted.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated and combined balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effectivie for the 2000 calendar year end. Additionally, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations since it does not engage in hedging activities or hold derivatives.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999

3.   ACQUISITIONS

In April 1999, the Affiliate began its strategic acquisition program by purchasing the ongoing operations plus certain assets and liabilities of a retail motorcycle dealership located in Herndon, Va. The acquisition was accounted for as a purchase, and accordingly, the operating results of the acquired company have been included in the accompanying combined financial statements since the date of acquisition. The aggregate purchase price was approximately $300,000 and has been allocated to the assets and liabilities acquired based upon their respective fair market values. No good will was recognized in connection with this transaction.

4.  INVESTMENTS

Investments consist of three certificates of deposit which serve as security for three letters of credit required to obtain inventory floorplan financing. These investments bear interest at 4.05% with one year terms and are expected to be held to maturity. The carrying amounts reported in the combined balance sheet for these financial instruments are at cost, which approximates fair market value.

5.  INVENTORY

Inventory consists of the following:

      Motorcycles and other vehicles ..............        $    858,630
      Parts and accessories  ......................             222,103
                                                            -----------
                                                           $  1,080,733
                                                            ===========

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

      Computer equipment ..........................        $     6,662
      Machinery and equipment .....................              4,657
                                                            ----------
                                                                11,319
      Less: accumulated depreciation ..............                353
                                                            ----------
                                                           $    10,966
                                                            ==========

Depreciation expense for property and equipment was $ 353 for the period from inception (July 10, 1998) to June 30, 1999.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999


7.  SHORT-TERM DEBT

The Affiliate finances its motorcycle inventory through floorplan financing arrangements that are secured by the underlying motorcycle inventory and the assets of the Affiliate. Investments held by the Affiliate have been pledged as additional security to the finance companies along with personal guarantee's of two officers and directors of the Affiliate. Finance terms range from prime to prime plus five depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 or 90 day grace period before interest is charged or accrued.

8.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Affiliate entered into a ten year lease agreement beginning May 1, 1999, for office and retail space in Herndon, VA at an initial monthly rate of $8,850.

The Affiliate also assumed a lease for retail space in Springfield, VA, which expired on June 30, 1999. Subsequent to the expiration of this lease agreement, the Affiliate entered into a month to month lease agreement at $4,800 per month. Future minimum lease payments as of June 30, 1999 under all operating leases greater than one year are as follows:

                    Year ended June 30,
                -----------------------------
                           2000 .................................. $       108,210
                           2001 ..................................         120,462
                           2002 ..................................         130,148
                           2003 ..................................         136,602
                           2004 ..................................         142,805
                       Thereafter ................................         752,657
                                                                     -------------
                                                                   $     1,390,884
                                                                     =============

Rent expense for the period from inception (July 10, 1998) to June 30, 1999 was $28,729.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999


9.  STOCKHOLDERS' EQUITY

At June 30, 1999, stockholders' equity is comprised of the following:

        Common stock
              Company - .001 par; 25,000,000 shares authorized; 3,600,000
                 shares issued and outstanding .........................................  $         3,600
              Affiliate - .001 par - 100 shares, authorized, issued and
                 outstanding ...........................................................                -
                                                                                              ------------
                          Total common stock ...........................................  $         3,600
                                                                                              ============

        Additional paid in capital
              Company ..................................................................          567,900
              Affiliate ................................................................              100
                                                                                              ------------
                          Total additional paid in capital .............................  $       568,000
                                                                                              ============

        Accumulated deficit
              Company ..................................................................          (29,980)
              Affiliate ................................................................         (183,133)
                                                                                              ------------
                          Total accumulated deficit ....................................  $      (213,113)
                                                                                              ============

Common Stock - In July, 1998, the Company merged with Commercial
IndemnityUnderwriters, Inc. (CIU). In connection with this merger, all outstanding shares of CIU were exchanged for 808,727 Class A shares and 191,273 Class B shares.

In August 1998, the Company's shareholders approved a one for three (1:3) forward stock split and the abolishment of the existing two classes of common stock resulting in a singular unitary class of common stock. At June 30, 1999, the Company had 25,000,000 shares authorized and 3,600,000 shares issued and outstanding at a par value of .001 per share.

In April, 1999, the Affiliate was incorporated in the state of Virginia. 100 shares of common stock were authorized and issued at par value of .001 per share.

Warrants - In March 1999, the Company issued 600,000 shares of restricted common stock and warrants to purchase 600,000 additional shares of restricted common stock. The warrants are exercisable at $1.67 per share for a period of 54 months in consideration for $400,000 in cash received.

Additional Paid in Capital - During the period ended June 30, 1999, the Company received cash consideration of $170,500 as additional paid-in-capital from certain officers and directors of the Company.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999

10.  INCOME TAXES

A reconciliation between the federal income tax benefit, applying U.S. federal statutory rates and the Company's effective income tax benefit, as reported in the accompanying combined financial statements is as follows:

                                                                                   Amount                     Percent
                                                                           -----------------------       -----------------
        Tax at statutory rate .........................................      $     (31,967)                  (15.0) %

        State taxes (net of federal benefit) ..........................            (14,918)                   (7.0) %

        Accruals and other expenses not deductible for federal
          income tax purposes, net ....................................             10,869                     5.1  %
                                                                             -------------                 ---------
                                                                                   (36,016)

        Valuation allowance on net deferred tax benefit ...............             36,016                   (16.9) %
                                                                             -------------                 ---------

                                                                             $          -                       -
                                                                             =============                 =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1999 are as follows:

        Deferred tax assets:
             Expenses not currently deductible for tax purposes ......  $                 8,984

             Net operating loss carryforward .........................                   27,032
                                                                            --------------------
                       Total gross deferred tax assets ...............                   36,016

             Less: valuation allowance ...............................  $               (36,016)
                                                                            ====================

             Net deferred tax assets .................................  $                     -
                                                                            ====================

At June 30, 1999 the Company had a net operating loss carryforward of approximately $160,000 which expires in the year 2019. A 100% valuation reserve has been provided due to uncertainty regarding the realization of the net deferred tax assets.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                                  June 30, 1999


11.  EARNINGS PER SHARE

The following data shows the amounts used in computing basic and diluted earnings per share for the period from inception (July 10, 1998) to June 30, 1999.

       Net loss to common shareholders ...................................    $                (213,113)
       Weighted average number of outstanding
         common shares ...................................................                    3,000,033
                                                                                 ------------------------

       Net loss - basic and diluted ......................................    $                   (0.07)
                                                                                 ========================

12.  RELATED PARTY TRANSACTIONS

Two officers and directors of the Affiliate also serve as officers and directors of the Company. The two officers and directors of the Affiliate, owning collectively 100% of the outstanding common stock of the Affiliate, have agreed to pledge their shares pursuant to a trust agreement dated April 15, 1999, in consideration for the purchase of key man life insurance.

In April, 1999 the Company loaned the Affiliate $400,000 for purchase of certain assets and liabilities of a motorcycle dealership and to provide working capital. The loan evidenced via a promissory note is unsecured and is due and payable in five years. Interest accrues at an annual rate of 10%.

13.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Interest paid during the period from inception (July 10, 1998) to June 30, 1999 was $14,641. No federal or state income taxes have been paid.

The Affiliate acquired motorcycle inventory with a cost basis of $927,100 and assumed a corresponding financing liability of the same amount.

In connection with the one for three (1:3) forward stock split and abolishment of the existing two classes of common stock, $2,000 was reclassified from additional paid-in-capital to common stock.

14.  SUBSEQUENT EVENTS

During July and August 1999, 100,000 of the 600,000 outstanding warrants were exercised at $1.67 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not now, nor have there been, disagreements with the Company's presently engaged accountants, Kaufman Davis, PC. There were not, nor were there ever, any disagreements with the Company's previously engaged accountants, Klipfel & Associates, LLC. This change in auditor was the subject of a Form 8-KSB filing completed by the Registrant on September 8, 1999.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers consist of the following persons:

Name                         Office
----------------             -------------
Ted Schwartzbeck             Chairman, President and Chief Executive Officer
Richard J. Paone             Chief Financial Officer; Director
Jay Pignatello               Executive Vice President and Secretary; Director
David L. Settle              Executive Vice President; Director

Mr. Schwartzbeck, age 37, has been the Chairman, President and CEO of the Company since its inception. For the past 15 years he has been vice president of Century Steel Products, Inc., a specialty steel manufacturer in Sterling, Virginia, and has also been President and CEO of Century Industries, Inc. He studied at the University of Miami prior to beginning his business career.

Mr. Paone, age 39, has served as the Company's CFO and has been a Director since April, 1999. Mr. Paone was the Managing Director of Investment Banking and Syndication at LT Lawrence & Co. from 1995 to 1998; Vice President of Investment Banking with Coleman & Company and RAS Securities during 1994 and 1995; Vice President of Investment Banking/Leveraged Buyouts with Weatherly Financial Group from 1992 to 1994; and Vice President of Investment Banking/Mergers & Acquisitions with Henry Ansbacher from 1989 to 1991. From 1984 to 1989 Mr. Paone founded and operated a direct marketing business which he later sold. Mr. Paone received a Masters of Business Administration in Banking and Financial Markets from Adelphi University and a Bachelor of Arts in Economics from the State University of New York at Stony Brook.

Mr. Settle, age 37, raced motocross motorcycles in Maryland and won several prestigious races from 1974 through 1994, from age 13 through age 33. He completed his racing days with the #5 plate in the Seniors class in the State of Maryland. He subsequently served with the U.S. State Department for several years as Supervisor of Foreign Embassy Elevator Maintenance, coordinating and supervising a substantial field service force. Mr. Settle has served on the Company's Board of Directors since its inception and acts as it Vice President of Operations. Mr. Settle and Mr. Schwartzbeck are first cousins.

Mr. Pignatello, age 29, has been an Executive Vice President, Secretary and Director since the Company's inception. Since 1998, he has been a Director and Vice President of Century Industries, Inc. In 1996 he worked as an assistant to the president of US Insurance Brokers, Inc. He was employed at the law firms of Arent, Fox, Kintner, Plotkin & Kahn and Reed, Smith, Shaw & McClay as a legal assistant from 1992 to 1996. He graduated from the University of Pennsylvania in 1992.

The above Directors are all elected annually, and all the Directors except Mr. Paone have served since the Company's inception. Mr. Paone joined the Board in April, 1999, upon the resignation of Ms. Mongold. All of the Directors were appointed to serve for the fiscal year of 2000 at the annual meeting.

ITEM 10.  EXECUTIVE COMPENSATION

No Officer or Director receives any compensation from the Holding Company. The Officers contemplate receiving a moderate compensation package for their efforts upon when the business is of the size to justify such compensation.

                            ANNUAL COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                 Year          Salary        Bonus       Stock Awards
------------------------------------------------------------------------------------------------
Ted Schwartzbeck, Chm,Pres,CEO              1999          0             0              0
Richard Paone,   CFO                        1999          0             0              0
Jay Pignatello,  EVP                        1999          60,000        0              0
David L. Settle, EVP                        1999          70,000        0              0

               (1) Messrs. Settle and Pignatello are being compensated by The Virginia entity for their work at the retail locations.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees at this time, but the Board of Directors may recommend adoption of one or more such programs in the future, as the creation of a stock option plan was previously approved by the shareholders of the Company at the first annual meeting on August 31, 1998.

COMPENSATION OF DIRECTORS

No compensation was paid to the directors of the Company for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables are intended as a visual description:

Beneficial Owners

                                                                NUMBER OF SHARES            PERCENTAGE OF
NAME AND ADDRESS                  TITLE OF CLASS                BENEFICIALLY OWNED          CLASS

---------------------------------------------------------------------------------------------------------
Ted Schwartzbeck                  Common Voting                 582,090                     16%
c/o Cycle Sport
632 Grant Street
Herndon  VA  20170

Jay Pignatello                    Common Voting                 295,545                     8%
c/o Cycle Sport
632 Grant Street
Herndon  VA  20170

Villa Beau Holdings               Common Voting                 309,045                     9%
43 Elizabeth Street,
Nassau, NP, Bahamas(1)

The principals of Villa Beau Holdings are: Clara Cespedes: Director, President; Jose Tamarez, Esq.: Director, Secretary, control shareholder.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Shareholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Shareholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed.

The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed: (i) Mr. Schwartzbeck failed to file one Form 3 upon the effectiveness of the registration of the Company's equity securities under the Exchange Act on Form 10-SB and subsequently failed to file a Form 5 to reflect the failure to file such Form 3. To the best of the Company's knowledge, none of these above described Forms have been filed as of June 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cash consideration was paid to V-Twin Acquisitions by Jay Pignatello, Ted Schwartzbeck and Villa Beau Holdings during July, 1998. Mr. Pignatello paid $22,148; Mr. Schwartzbeck paid $8,000; and Villa Beau paid $20,000. Mr. Pignatello's transaction occurred in several deposits during July, 1998; Mr. Schwartzbeck's transaction occurred during July, 1998; and Villa Beau's transaction occurred during July, 1998. Originally, these transactions were accounted for as loans. However, Mr. Pignatello, Mr. Schwartzbeck and Villa Beau Holdings requested that these transactions be accounted for as additional paid in capital.

At September 27, 1998, the control and one 5% shareholder (Villa Beau Holdings, Ltd., Ted L. Schwartzbeck, and A. Jay Pignatello), have written letters to the Registrant declaring that the consideration paid by the control and 5% shareholder (Villa Beau Holdings, Ltd., Ted L. Schwartzbeck, and A. Jay Pignatello) should be classified as additional paid in capital. These letters from the control shareholders are attached as Exhibit 99.7.

In July, 1998, Villa Beau exchanged 350,000 Class A common shares of Century Industries for additional paid in capital of V-Twin Acquisitions, Inc. The Company returned these shares to Villa Beau Holdings, Ltd., effective June 30, 1999, and for accounting purposes treated this transaction as if it had not occurred.

There exists no affiliation between Villa Beau Holdings and the executive officers and directors of V-Twin. There exists no affiliation between Villa Beau Holdings and the executive officers and directors of Century Industries.

In April, 1999, Messrs. Schwartzbeck and Pignatello entered into a Trust Agreement, attached herewith at Exhibit "99.9". This Trust Agreement has been further described, infra, at page 2.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

(A)  LIST OF EXHIBITS

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

(3) Articles of Incorporation and by-laws. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

(10) Material contracts. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

(13) Annual or quarterly reports, Form 10-Q or quarterly report to security holders. Incorporated by reference.

(27) Financial data schedule. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

(99) Additional Exhibits. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.1) American Solid Fuel, Inc. S-18 effective notice dated August 2, 1989 and Prospectus. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.2) "The Motorcycle Industry" by Mike Paschke. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.3) Reuters News Release - "Harley Rides Out US Motorcycle Boom". Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.4) Antitrust Law and Economic Review by Charles E. Mueller. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.5) Cycle News - "In the Wind". Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.6) 1998 Yamaha Industry Comparison Data. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.7) V-Twin control shareholders letters re: additional paid in capital. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.8)  Form D - Notice of Sale of Securities Pursuant to Regulation D,
                Section 4(6), and/or Uniform Limited Offering Exemption. Incorporated by reference through previously filed Form 10-SB registration statement and amendments.

        (99.9)  Trust Agreement.

        (99.10) Motorcycle Industry Council 1998 Annual Report (selected pages).

        (99.11) Information Statement

(B) Reports on Form 8-K

        During the last quarter of the period covered by this report, the following reports on Form 8-K were filed by Registrant:

On March 25, 1999, a Form 8-K was filed regarding preliminary financing arrangements.

On April 6, 1999, an amended Form 8-K was filed regarding preliminary financing arrangements.

On April 6, 1999, a Form 8-K was filed regarding common control issues concerning Messrs. Schwartzbeck and Pignatello.

On April 21, 1999, an amended Form 8-K was filed regarding preliminary financing arrangements.

On September 8, 1999, a Form 8-K was filed regarding change in accountant.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 1, 1999

V-Twin Acquisitions, Inc.

/s/ Richard Paone
----------------------------------------
Richard Paone, CFO