Form 10QSB
period 1999-09-30
V TWIN ACQUISITIONS INC
filed 1999-12-10
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


                        Commission File Number: 000-24779


                            V-TWIN ACQUISITIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



    District of Columbia                                              52-2110338
--------------------------------------------------------------------------------------
  (State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                                 Identification No.)



       1707 H St. N.W. #200
          Washington, DC                                           20006

-----------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


(703) 471-6990
--------------------------------------------------------------------------------
(Issuer's telephone number)


Check whether the Issuer (1) filed all report required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   x   YES                     NO
------                  ------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 3,700,000 common shares as of September 30, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Financial Statements                                       F-1

Balance Sheets as of September 30, 1999
 and June 30, 1999                                         F-2

Statements of Operations for the
 Three Months Ended September 30, 1999 and 1998            F-3

Statements of Stockholders' Equity                         F-4

Statements of Cash Flows                                   F-5
(for three months ended September 30, 1999 and 1998)

Notes To Financial Statements                              F-6 through F-10

                              FINANCIAL STATEMENTS


            IN THE OPINION OF THE MANAGEMENT OF V-TWIN ACQUISITIONS, INC. (THE COMPANY), THE ACCOMPANYING UNAUDITED INTERIM COMBINED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY OF A FAIR PRESENTATION OF THE COMPANY'S FINANCIAL CONDITION AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998.

            THE ACCOMPANYING UNAUDITED COMBINED FINANCIAL STATEMENTS HAVE BEEN PREPARED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND NOTE DISCLOSURES NORMALLY INCLUDED IN ANNUAL FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO THOSE RULES AND REGULATIONS, ALTHOUGH THE COMPANY'S MANAGEMENT BELIEVES THAT THE DISCLOSURES AND INFORMATION PRESENTED ARE ADEQUATE AND NOT MISLEADING. REFERENCE IS MADE TO THE DETAILED FINANCIAL STATEMENT DISCLOSURES WHICH SHOULD BE READ IN CONJUNCTION WITH THIS REPORT AND ARE CONTAINED IN THE NOTES TO COMBINED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S FORM 10-KSB FILED DECEMBER 2, 1999.

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                             COMBINED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                    SEPTEMBER 30, 1999                      JUNE 30, 1999
                                                              --------------------------------        ----------------------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                          $                                 156,400  $                          220,460
  INVESTMENTS                                                                          155,170                             125,000
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $53,158 @ JUNE 30, 1999                                        22,969                              61,068
  INVENTORY, NET                                                                     1,074,112                           1,080,733
  PREPAID EXPENSES                                                                      14,499                              33,513
                                                              ---------------------------------       -----------------------------
     TOTAL CURRENT ASSETS                                                             1,423150                           1,520,744

PROPERTY AND EQUIPMENT, NET                                                             65,059                              10,966
                                                              ---------------------------------       -----------------------------
     TOTAL ASSETS                                    $                               1,488,209                           1,531,740
                                                              ---------------------------------       -----------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               SEPTEMBER 30, 1999                      JUNE 30, 1999
                                                               ------------------                      -------------
CURRENT LIABILITIES:
  SHORT-TERM DEBT                                     $                                 745,535  $                         927,100
   LEASE COMMITMENTS                                                                     41,974                                 --
  ACCOUNTS PAYABLE                                                                      172,559                            127,549
  ACCRUED EXPENSES                                                                       55,454                             67,823
  CUSTOMER DEPOSITS                                                                      39,092                             50,781
                                                               ---------------------------------       ----------------------------
     TOTAL CURRENT LIABILITIES                                                        1,054,614                          1,173,253
                                                               ---------------------------------       ----------------------------

COMMITMENTS AND CONTINGENCIES                                                               --                                  --

STOCKHOLDERS' EQUITY:
  COMMON STOCK                                                                            3,700                              3,600
  ADDITIONAL PAID-IN CAPITAL                                                            734,900                            568,000
  ACCUMULATED DEFICIT                                                                 (305,005)                          (213,113)
                                                               ---------------------------------       ----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         433,595                            358,487
                                                               ---------------------------------       ----------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $                               1,488,209  $                       1,531,740
                                                               ---------------------------------       ----------------------------









             SEE ACCOMPANYING NOTES TO COMBINED FINANCIAL STATEMENTS

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                        COMBINED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                          SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                               ---------------------------------------         ---------------------------------
REVENUES:
  SALES INCOME                       $                                      1,410,277  $                                     --
  SERVICE INCOME                                                               95,472                                        --
                                               ---------------------------------------         ---------------------------------
     TOTAL REVENUES                                                         1,505,749                                        --

COST OF GOODS SOLD                                                        (1,094,195)                                        --
                                               ---------------------------------------         ---------------------------------

     GROSS MARGIN                                                             411,554                                        --

OPERATING EXPENSES                                                          (489,359)                                  (10,000)

     OPERATING LOSS                                                          (77,805)                                  (10,000)
                                               ---------------------------------------         ---------------------------------

OTHER EXPENSES:
  INTEREST EXPENSE                                                           (14,087)                                        --
                                               ---------------------------------------         ---------------------------------

NET LOSS                                                                     (91,892)                                  (10,000)
                                               ---------------------------------------         ---------------------------------

NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                                             (.02)                                       .00

WEIGHTED AVERAGE NUMBER
  OF OUTSTANDING COMMON SHARES                                              3,650,000                                 3,000,000






             SEE ACCOMPANYING NOTES TO COMBINED FINANCIAL STATEMENTS

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
        AT JUNE 30, 1999 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,1999
                                   (UNAUDITED)

                                     COMMON STOCK           ADD. PAID        ACCUMULATED      TOTAL STOCKHOLDERS'
                                     ------------           ---------        -----------      -------------------
                                     SHARES      AMOUNT     IN CAPITAL       DEFICIT          EQUITY
                                     ------      ------     ----------       -------          ------

Balance June 30, 1999               3,600,100   $ 3,600     $ 568,000        $ (213,113)      $ 358,487

=================================================================================================================

Issuance of 100,000
(par $.001) common
shares at $1.67                       100,000   $   100     $ 166,900              --         $ 167,000


Net loss for the
three months ended
Sept. 30, 1999                        --            --             --          (91,892)       $ (91,892)

=================================================================================================================

Balance Sept. 30, 1999              3,700,100   $ 3,700     $ 734,900       $ (305,005)       $ 433,595










             SEE ACCOMPANYING NOTES TO COMBINED FINANCIAL STATEMENTS

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE
                        COMBINED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                     SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                              --------------------------------        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                          $                                (91,892)  $                     (10,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED IN OPERATING ACTIVITIES                                                                                   --
  DEPRECIATION                                                                          2,690                              --
CHANGES IN OPERATING ASSETS AND
   LIABILITIES:
DECREASE(INCREASE) IN:
  ACCOUNTS RECEIVABLE                                                                  38,099                              --
  INVENTORY                                                                             6,621
  PREPAID EXPENSES                                                                     19,014
  ACCOUNTS PAYABLE                                                                     45,010
  ACCRUED EXPENSES                                                                   (12,369)                        (10,000)
  CUSTOMER DEPOSITS                                                                  (11,689)                              --
                                                              --------------------------------        ------------------------
     NET CASH USED IN OPERATING ACTIVITIES                                            (4,516)                        (10,000)
                                                              --------------------------------        ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY AND EQUIPMENT                                                (14,809)                              --
(NET OF $41,974 IN LEASE COMMITMENTS)
  INVESTMENTS PURCHASED                                                              (30,170)                              --
                                                              --------------------------------        ------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                           (44,979)                              --
                                                              --------------------------------        ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENTS OF SHORT-TERM DEBT                                                    (181,565)
  PROCEEDS FROM SALE OF COMMON STOCK                                                      100                              --
  PROCEEDS FROM ADDITIONAL PAID IN CAPITAL                                            166,900                              --
                                                              --------------------------------        ------------------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                    (14,565)                              --
                                                              --------------------------------        ------------------------

NET INCREASE (DECREASE) IN CASH                                                      (64,060)                        (10,000)

CASH AT BEGINNING OF PERIOD                                                           220,460                          50,148
                                                              --------------------------------        ------------------------

CASH AT END OF PERIOD                               $                                 156,400  $                       40,148
                                                              ================================        ========================



             SEE ACCOMPANYING NOTES TO COMBINED FINANCIAL STATEMENTS

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization

V-Twin Acquisitions, Inc. (the "Company"), was organized under the laws of the District of Columbia on July 10, 1998. On July 10, 1998, the Company completed a merger with Commercial Indemnity Underwriters, Inc. ("CIU") with the Company as the surviving entity. CIU, formerly known as American Solid Fuel, Inc. ("ASFI"), was an inactive company until its merger with the Company. ASFI was formed in August, 1988, and successfully completed a public offering through an S-18 registration. CIU had no assets, liabilities, income or expenditures from operations and accordingly, there was no historical carry-over basis.

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

  Computer equipment.............................. 5 years
  Machinery and equipment......................... 7 years

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated and combined balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. Additionally, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations since it does not engage in hedging activities or hold derivatives.

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

4.  Investments

Investments consist of four certificates of deposit which serve as security for four letters of credit required to obtain inventory floorplan financing. These investments bear interest at 4.05% with one year terms and are expected to be held to maturity. The carrying amounts reported in the combined balance sheet for these financial instruments are at cost, which approximates fair market value.

5.  Inventory

Inventory consists of the following:

                                                                Sept. 30, 1999                              June 30, 1999
                                                            ----------------------                   ------------------------
        Motorcycles and other vehicles .........        $                   775,599                                    858,630
        Parts and accessories ..................                            298,513                                    222,103
                                                             ----------------------                   ------------------------
                                                        $                 1,074,112                                  1,080,733
                                                             ======================                   ========================

6.  Property and Equipment


Property and equipment consists of the following:

                                                                    Sept. 30, 1999                      June 30, 1999
                                                               ----------------------             ----------------------

        Computer equipment ....................            $                   18,613         $                    6,662
        Machinery and equipment ...............                                49,849                              4,657
                                                               ----------------------             ----------------------
                                                                               68,102                             11,319
        Less: accumulated depreciation ........                                 3,043                                353
                                                               ----------------------             ----------------------
                                                           $                   65,059         $                   10,966
                                                               ======================             ======================


Depreciation expense for property and equipment was $ 2,690 for the three months ended September 30, 1999 and was $ 353 for the period from inception (July 10, 1998) to June 30, 1999.



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

The Affiliate also assumed a lease for retail space in Springfield, VA, which expired on June 30, 1999. Subsequent to the expiration of this lease agreement, the Affiliate entered into a month to month lease agreement at $4,800 per month. Future minimum lease payments as of June 30, 1999 under all operating leases greater than one year are as follows:

                       Year ended June 30,
         -------------------------------------------------

                                      2000 .................................. $                 108,210
                                      2001 ..................................                   120,462
                                      2002 ..................................                   130,148
                                      2003 ..................................                   136,602
                                      2004 ..................................                   142,805
                                     Thereafter .............................                   752,657
                                                                                  ----------------------
                                                                              $               1,390,884
                                                                                  ======================

Rent expense for the three months ended September 30, 1999 was $ 41,652 and for the period from inception (July 10, 1998) to June 30, 1999 was $28,729. Additionally, the Affiliate had commitments outstanding for capital leases of $ 41,974 at September 30, 1999.

9.  Stockholders' Equity

Stockholders' equity is comprised of the following:

Common stock                                                                                       9-30-99                6-30-99
                                                                                      ---------------------        ---------------
      Company - .001 par; 25,000,000 shares authorized; 3,700,000
         shares issued and outstanding .....................................      $                  3,700    $             3,600
      Affiliate - .001 par - 100 shares, authorized, issued and
         outstanding .......................................................                             -                      -
                                                                                      ---------------------        ---------------
                  Total common stock .......................................      $                  3,700    $             3,600
                                                                                      =====================        ===============

Additional paid in capital
      Company ..............................................................                       734,800                567,900
      Affiliate ............................................................                           100                    100
                                                                                      ---------------------        ---------------
                  Total additional paid in capital .........................      $                734,900    $           568,000
                                                                                      =====================        ===============

Accumulated deficit
      Company ..............................................................                       (35,101)               (29,980)
      Affiliate ............................................................                      (269,904)              (183,133)
                                                                                      ---------------------        ---------------
                  Total accumulated deficit ................................      $               (305,005)   $          (213,113)
                                                                                      =====================        ===============

Common Stock - In July, 1998, the Company merged with Commercial Indemnity Underwriters, Inc. (CIU). In connection with this merger, all outstanding shares of CIU were exchanged for 808,727 Class A shares and 191,273 Class B shares. In August 1998, the Company's shareholders approved a one for three (1:3) forward stock split and the abolishment of the existing two classes of common stock resulting in a singular unitary class of common stock. At September 30, 1999, the Company had 25,000,000 common shares authorized and 3,700,000 common shares issued and outstanding at a par value of .001 per share.

In April, 1999, the Affiliate was incorporated in the state of Virginia. 100 shares of common stock were authorized and issued at par value of .001 per share.

Warrants - In March 1999, the Company issued 600,000 shares of restricted common stock and warrants to purchase 600,000 additional shares of restricted common stock. The warrants are exercisable at $1.67 per share for a period of 54 months in consideration for $400,000 in cash received. In August, 1999, 100,000 of these warrants were exercised for $167,000 in cash.

Additional Paid in Capital - During the period ended June 30, 1999, the Company received cash consideration of $170,500 as additional paid-in-capital from certain officers and directors of the Company.

10.  Earnings Per Share

The following data shows the amounts used in computing basic and diluted earnings per share for the period ending September 30, 1999, and from inception (July 10, 1998) to June 30, 1999.

                                                                                              9-30-99                    6-30-99
                                                                                  --------------------        -------------------
       Net loss to common shareholders ...........................             $             (91,892)      $           (213,113)
       Weighted average number of outstanding
         common shares ...........................................                         3,650,000                  3,000,033
                                                                                  --------------------        -------------------

       Net loss - basic and diluted ..............................             $               (0.02)      $              (0.07)
                                                                                  ====================        ===================

11.  Related Party Transactions

Two officers and directors of the Affiliate also serve as officers and directors of the Company. The two officers and directors of the Affiliate, owning collectively 100% of the outstanding common stock of the Affiliate, have agreed to pledge their shares pursuant to a trust agreement dated April 15, 1999, in consideration for the purchase of key man life insurance.

In April, 1999 the Company loaned the Affiliate $400,000 for purchase of certain assets and liabilities of a motorcycle dealership and to provide working capital. The loan evidenced via a promissory note is unsecured and is due and payable in five years. Interest accrues at an annual rate of 10%. In August, 1999, the Company loaned the Affiliate $167,000 for purchase of certain assets and liabilities of a motorcycle dealership and to provide working capital. The loan evidenced via a promissory note is unsecured and is due and payable in five years. Interest accrues at an annual rate of 10%.

12.  Supplemental Information to Statements of Cash Flows

Interest paid during the period ended September 30, 1999 was $14,087, and from inception (July 10, 1998) to June 30, 1999 was $14,641. No federal or state income taxes have been paid.

In May, 1999, the Affiliate acquired motorcycle inventory with a cost basis of $927,100 and assumed a corresponding financing liability of the same amount. At September 30, 1999, the Affiliate had motorcycle inventory with a cost basis of $775,599 and a corresponding financing liability of $745,535, with the difference attributed to used motorcycles owned by the Affiliate.

In connection with the one for three (1:3) forward stock split and abolishment of the existing two classes of common stock, $2,000 was reclassified from additional paid-in-capital to common stock at June 30, 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the audited beginning financial statements and notes appearing elsewhere in this Form 10-QSB, as well as those relating to the Form 10-KSB filed on December 2, 1999. The Company had no revenue from operations in each of the last two fiscal years. The Company had expenses with regards to its business development and additional costs related to its requirements as a public company.

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

In combination with the Virginia entity, the total assets of the Company at June 30, 1999 were $1,531,740, and at September 30, 1999 were $1,488,209, net of an allowance for doubtful accounts of $53,159 at September 30, 1999 and June 30, 1999, which represents a shortfall in the purchase of the assets of a motorcycle dealership undertaken by the Virginia entity in May, 1999. Total capital in consolidation was $358,487 at June 30, 1999, and at September 30, 1999 was $433,585. In July, 1999, the Virginia entity placed a $30,000 letter of credit to secure a floor plan line to support two of its motorcycle lines.

Total revenues for the period ending September 30, 1998 were $-0-, and were $1,505,749 in 1999, and gross profit for the period ending September 30, 1998 was ($10,000), and in 1999 was $411,554. In combination, the Company has a net loss of ($91,892) or ($0.02) per share in 1999, and the net loss for the same period in 1998 was ($10,000), or ($0.00) per share.

At inception, July 10, 1998, the Company had no revenues.

The Company and the Virginia entity note that their financial statements are combined pursuant to a Trust Agreement, incorporated by reference in the previously filed Form 10-KSB filed December 2, 1999, and certain accounting rules regarding combination, while both entities remain, and shall always remain, separate legal entities.

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

While the Company's previous SEC filings indicate that the Company would, itself, purchase the assets of Cycle Sport Unlimited, Inc., certain business conditions arose through examination by management which necessitated a change in the bulk sale purchase. These business conditions included double taxation issues, as well as other foreign jurisdiction and state approval issues, and the Trust Agreement listed as Exhibit 99.9 as incorporated by reference in the Form 10-KSB filed December 2, 1999 was created. Therefore, upon management resolution of these issues, the Virginia entity was created in March, 1999.

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

The Virginia entity's total asset purchase cost for Cycle Sport was $300,000. To finance future asset purchases of independent motorcycle dealerships, the Company itself intends to raise funds from the sale of its restricted common stock to accredited individuals. These sales may rely upon an exemption from registration available under Section 4(2), Regulation D Section 505 and Rule 145
(a)(2).

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

For more information regarding industry growth, please see the Form 10-SB/A-3 filed on February 19, 1999 at pages 7 through 9, and exhibits 99.2, 99.3, and
99.5 incorporated by reference in the Form 10-KSB filed December 2, 1999.

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

The motorcycle industry is large and very fragmented. This is supported by industry data, primarily the 1998 Motorcycle Statistical Annual Report issued by the Motorcycle Industry Council. This report states that $6.4 billion in retail sales were generated by over 12,581 franchised and non-franchised motorcycle retail outlets. Please see Exhibit 99.10 incorporated by reference in the Form 10-KSB filed December 2, 1999.

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

COMPETITION

V-Twin, as a proposed consolidator of independent motorcycle dealerships, has no direct competition. V-Twin is a public company which proposes to purchase independent motorcycle dealerships that are traditionally held by private owners. The Company's knows of no other publicly traded company that conducts business in acquiring and/or consolidating the retail motorcycle market. While the vast majority of motorcycle dealers are single store operations that are family owned style dealership, there are several privately-owned dealerships that own multiple retail locations and seek to acquire additional locations. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or to levels that would not result in the desired returns.

V-Twin's competitive position within the industry will be largely determined by its ability to offer competitive motorcycle brands and models, and its ability to offer value and service to its customers, both in the factory replacement parts retail sector and in the service sector.

DISTRIBUTION

The majority of the Virginia entity's motorcycles were purchased and shipped directly to its stores from their franchise manufacturers. In addition to motorcycles, the Virginia entity purchases for resale after market parts and accessories, such as side cars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handle bars, light bars, sissy bars, and touring luggage.

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

EMPLOYEES

As of September 30, 1999, the Company itself had no full-time employees. The Holding Company anticipates adding home office supervisory, marketing and administrative staff as the Company furthers its business. The Virginia entity had approximately 30 employees in sales, service and administration, and the Virginia entity provides those employees with health insurance. The Virginia entity is not subject to any collective bargaining agreements.

CUSTOMER BASE

The Virginia entity is not dependent on any one major or any few select customers. The Virginia entity's sales are the result of comprehensive advertising campaigns, referrals and re-sales to old customers. The Virginia entity enjoys the benefit of its customers who have purchased various items from the previous owner for the past 27 years.

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

Once an acquisition or asset purchase has been completed, the Company intends to review and potentially reorganize business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit the Company's growth and negatively impact profitability.

While V-Twin feels that certain segments of the motorcycle industry may be available for consolidation, there are several factors which are inherently problematic in acquiring independent motorcycle dealerships. Some of these inherent problems are the fact that, typically, motorcycle dealerships have substandard accounting practices and controls, and are typically not audited. V-Twin, as a proposed consolidator of independent dealerships, will sustain such problems and expenses as it conducts its assets purchases and/or acquisitions to make such new affiliates and/or subsidiaries able to comply with standard accounting practices.

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

There can be no assurance that such financing will be available if and when needed or will be available on terms acceptable to V-Twin, the Virginia entity or future affiliates and/or subsidiaries. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the Company's growth prospects and its business, financial condition, and results of operations.

YEAR 2000 COMPLIANCE

V-Twin has determined that Year 2000 issues will not have a material effect on its business. V-Twin's computer system comprises one stand-alone computer operating Windows NT as an operating system. Embedded technology and microcontrollers are not a part of the Company's operations. The Company, by itself, is currently Year 2000 compliant.

Given the worldwide effect of Year 2000 problems, it is likely that some disruption in relationship with vendors, suppliers and customers will occur, even if such entities are Year 2000 compliant. At present, given the ongoing nature of its assessment, V-Twin does not feel that the Year 2000 problem will be material to business, results of operations and financial condition.

The Virginia entity is dependent upon its point-of-sale ("POS") software and began the remediation process for Y2K in June, 1999 by upgrading its POS system and accounting software to which it interfaces, namely Comptron and RealWorld, respectively. It anticipates installing the new software and hardware upgrades provided by these vendors by early December, 1999.

The Virginia entity has several third parties whose failure to be Y2K compliant would be disruptive. These third parties include motorcycle manufacturers, shipping companies, retail finance companies and wholesale finance companies. Although failure of these third parties to be compliant would be disruptive, it would not have a material adverse financial impact on the Virginia entity. At worst, such a failure would temporarily lower service levels until compliance was achieved, and even if all of its systems fail in the Year 2000 for any reason, the Company would be able to conduct "business as usual" manually, without any hindrance whatsoever.

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

Information regarding the sales of equity securities to private accredited investors under the 4(2) exemption can be found in the Form 10-KSB filed December 2, 1999 at page 4 and in the Notes to Financial Statements thereto under paragraph 14 "Subsequent Events," and in this filing under footnote 9 on page F-9. No underwriter was utilized in that transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of an information statement. This information statement is incorporated by reference in the Form 10-KSB filed December 2, 1999 as Exhibit 99.11.

The Company's annual meeting occurred on August 31, 1999. All Directors continued their service on the Board of Directors. The Registrant did not solicit proxies. This Board of Directors was previously reported to the Commission and was re-elected in its entirety. The shareholders at the meeting also confirmed the Board's decision to utilize the services of Kaufman Davis, PC for the audit for the period of inception through June 30, 1999.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS. The following exhibits are filed or incorporated by reference as part of this report.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.(1)

(3)  Articles of Incorporation and by-laws.(1)

(10) Material contracts.(1)

(11) Statement re computation of per share earnings. Attached hereto.

(21) Subsidiaries/Affiliates of the Registrant. Attached hereto.

(27) Financial data schedule. Attached hereto.

(99) Additional Exhibits.(1)

     (99.1) American Solid Fuel, Inc. S-18 effective notice dated August 2, 1989 and Prospectus.(1)

     (99.2)      "The Motorcycle Industry" by Mike Paschke.(1)

     (99.3)      Reuters News Release-"Harley Rides Out US Motorcycle Boom".(1)

     (99.4)      Antitrust Law and Economic Review by Charles E. Mueller.(1)

     (99.5)      Cycle News - "In the Wind".(1)

     (99.6)      1998 Yamaha Industry Comparison Data.(1)

     (99.7) V-Twin control shareholders letters re: additional paid in capital.(1)

     (99.8) Form D - Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption.(1)

     (99.9)      Trust Agreement.(2)

     (99.10) Motorcycle Industry Council 1998 Annual Report (selected pages). (2)

     (99.11)     Information Statement.(2)

(1) Previously filed as an exhibit to V-Twin's Form 10-SB and amendments thereto filed on November 12, 1998 and February 19, 1999.

(2) Previously filed as an exhibit to V-Twin's Form 10-KSB filed on December 2, 1999.

(B) On September 8, 1999, a Form 8-K was filed with regard to the retention of Kaufman Davis, PC as the independent accountant for the period of inception through June 30, 1999 and the resignation of the previously engaged independent accountant.



                                    SIGNATURE

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 9, 1999

V-Twin Acquisitions, Inc.


/s/ Richard Paone, Chief Financial Officer
------------------------------------------
Richard Paone, Chief Financial Officer