Form 10QSB
period 1999-12-31
V TWIN HOLDINGS INC
filed 2000-02-15
CIK 1067597

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                       Commission File Number: 000-24779

                             V-TWIN HOLDINGS, INC.
                      (formerly V-TWIN ACQUISITIONS, INC.)
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      District of Columbia                                 52-2110338
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


   1707 H St. N.W. #200
      Washington, DC                                             20006

-------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


(703) 471-6990
-------------------------------------------------------------------------------
(Issuer's telephone number)

Check whether the Issuer (1) filed all report required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X   YES                        NO
-------                   -------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 3,700,000 common shares as of December 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements                                                                    F-1

Balance Sheets as of December 31, 1999
 and June 30, 1999                                                                      F-2

Statements of Operations for the
 Three Months Ended December 31, 1999 and 1998                                          F-3

Statements of Operations for the
 Six Months Ended December 31, 1999 and 1998                                            F-4

Statements of Stockholders' Equity                                                      F-5

Statements of Cash Flows
 (for six months ended December 31, 1999 and 1998)                                      F-6

Notes To Financial Statements                                                           F-7 through F-11

                              FINANCIAL STATEMENTS

In the opinion of the management of V-Twin Acquisitions, Inc. (the Company), the accompanying unaudited interim combined financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of December 31, 1999 and June 30, 1999, and the results of its operations and cash flows for the three month and six month periods ended December 31, 1999 and December 31, 1998.

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

                    V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                            COMBINED BALANCE SHEETS
                      DECEMBER 31, 1999 AND JUNE 30, 1999
                                  (Unaudited)

                                     ASSETS

                                                                            December 31, 1999                  June 30, 1999
                                                                            -----------------                  -------------
Current assets:
  Cash and cash equivalents                                        $                   70,395     $                  220,460
  Investments                                                                         131,802                        125,000
  Accounts receivable, net of allowance for                                            62,400                         61,068
    doubtful accounts of $53,158 @
    June 30, 1999
  Inventory, net                                                                    1,982,906                      1,080,733
  Prepaid expenses                                                                     19,635                         33,513
                                                                        ----------------------          ---------------------
     Total current assets                                                           2,267,138                      1,520,744

Property and equipment, net                                                            73,437                         10,966
                                                                        ----------------------          ---------------------
     Total assets                                                  $                2,340,575                      1,531,740
                                                                        ======================          =====================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              September 30, 1999                 June 30, 1999
                                                                              ------------------                 -------------
Current liabilities:
  Short-term debt                                                   $                  1,570,664    $                927,100
   Lease commitments                                                                      45,448                          --
  Accounts payable                                                                       281,747                     127,549
  Accrued expenses                                                                        53,415                      67,823
  Advances from Stockholders                                                              65,000
  Customer deposits                                                                       46,692                      50,781
                                                                           ----------------------       ---------------------
     Total current liabilities                                                         2,062,966                   1,173,253
                                                                           ======================       =====================

Commitments and contingencies                                                                 --                        --

Stockholders' equity:
  Common stock                                                                             3,700                       3,600
  Additional paid-in capital                                                             734,900                     568,000
  Accumulated deficit                                                                  (460,991)                   (213,113)
                                                                           ----------------------       ---------------------
     Total stockholders' equity                                                          277,609                     358,487
                                                                           ----------------------       ---------------------
          Total liabilities and stockholders' equity                $                  2,340,575    $              1,531,740
                                                                           ======================       =====================



            See accompanying notes to combined financial statements

                    V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                       COMBINED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)


                                                                       December 31, 1999              December 31, 1998
                                                                   ------------------------         ---------------------------
Revenues:
  Sales income                                             $                       841,147     $                            --
  Service income                                                                    89,178                                  --
                                                                   ------------------------         ---------------------------
     Total revenues                                                                930,325                                  --

Cost of goods sold                                                                 616,587                                  --
                                                                   ------------------------         ---------------------------

     Gross margin                                                                  313,738                                  --

Operating expenses                                                               (457,267)                            (14,148)

     Operating loss                                                              (143,529)                            (14,148)
                                                                   ------------------------         ---------------------------

Other expenses:
  Interest expense                                                                (12,457)                                  --
                                                                   ------------------------         ---------------------------

Net loss                                                                         (155,986)                            (14,148)
                                                                   ========================         ===========================

Net loss per common share:
  Basic and diluted                                                                  (.05)                                 .00

Weighted average number
  of outstanding common shares                                                   3,700,000                           3,000,000

            See accompanying notes to combined financial statements

                    V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                       COMBINED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                 (Unaudited)

                                                                   December 31, 1999                   December 31, 1998
                                                                  -----------------------          -------------------------
Revenues:
  Sales income                                             $                    2,251,424      $                          --
  Service income                                                                  184,650                                 --
                                                                   -----------------------          -------------------------
     Total revenues                                                             2,436,074                                 --

Cost of goods sold                                                            (1,710,782)                                 --
                                                                   -----------------------          -------------------------

     Gross margin                                                                 725,292                                 --

Operating expenses                                                              (946,626)                           (24,148)

     Operating loss                                                             (221,334)                           (24,148)
                                                                   -----------------------          -------------------------

Other expenses:
  Interest expense                                                               (26,544)                                 --
                                                                   -----------------------          -------------------------

Net loss                                                                        (247,878)                           (24,148)
                                                                   =======================          =========================

Net loss per common share:
  Basic and diluted                                                                 (.07)                              (.01)

Weighted average number
  of outstanding common shares                                                  3,700,000                          3,000,000

            See accompanying notes to combined financial statements

                    V-TWIN ACQUISITIONS, INC. AND AFFILIATE
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
         AT JUNE 30, 1999 AND FOR THE SIX MONTHS ENDED DECEMBER 31,1999
                                  (Unaudited)

                                    Common Stock                Add. Paid         Accumulated       Total Stockholders'
                                    -------------               ---------         -----------       ------------------
                                    Shares         Amount       in Capital        Deficit                Equity
                                    ------         ------       ----------        -------                ------
Balance June 30, 1999               3,600,100      $ 3,600      $ 568,000      $ (213,113)               $ 358,487

============================================================================================================================

Issuance of 100,000
(par $.001) common
shares at $1.67                       100,000      $   100      $ 166,900            --                  $ 167,000


Net loss for the
three months ended
Sept. 30, 1999                         --            --             --         $  (91,892)               $ (91,892)

============================================================================================================================

Balance Sept. 30, 1999              3,700,100      $ 3,700      $ 734,900      $ (305,005)               $ 433,595

============================================================================================================================

Net loss for the
three months ended
Dec. 31, 1999                          --             --            --         $ (155,986)              $ (155,986)

============================================================================================================================

Balance Dec. 31, 1999               3,700,100       $3,700       $734,900      $ (460,991)              $  277,609



            See accompanying notes to combined financial statements

                    V-TWIN ACQUISITIONS, INC. AND AFFILIATE
                       COMBINED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                  (Unaudited)


                                                                      December 31, 1999              December 31, 1998
                                                                      -----------------              -----------------
Cash flows from operating activities:
  Net loss                                                   $                  (247,878)       $                (24,148)
  Adjustments to reconcile net loss to
   net cash used in operating activities                                                                               --
  Depreciation                                                                      7,179                              --
Changes in operating assets and liabilities:
Decrease(Increase) in:
  Accounts receivable                                                             (1,332)                              --
  Inventory                                                                     (902,173)
  Prepaid expenses                                                                 13,878
  Accounts payable                                                                154,198
  Accrued expenses                                                               (14,408)                        (24,148)
  Customer deposits                                                               (4,089)                              --
                                                                    ----------------------           ---------------------
     Net cash used in operating activities                                      (994,625)                        (24,148)
                                                                    ----------------------           ---------------------
Cash flows from investing activities:
  Additions to property and equipment                                            (69,650)                              --
  Deposit on purchase of fixed assets                                                                            (50,000)
  Investments purchased                                                           (6,802)                              --
                                                                    ----------------------           ---------------------
     Net cash used in investing activities                                       (76,452)                        (50,000)
                                                                    ----------------------           ---------------------

Cash flows from financing activities:
  Repayments of short-term debt                                                   689,012
  Proceeds from Stockholder Loan                                                   65,000
  Proceeds from sale of common stock                                                  100                              --
  Proceeds from additional paid in capital                                        166,900                          50,000
                                                                    ----------------------           ---------------------
     Net cash provided by financing
       activities                                                                 921,012                          50,000
                                                                    ----------------------           ---------------------

Net increase (decrease) in cash                                                 (150,065)                        (24,148)

Cash at beginning of period                                                       220,460                          50,148
                                                                    ----------------------           ---------------------

Cash at end of period                                        $                     70,395       $                  26,000
                                                                    ======================           =====================




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

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncorrectable accounts are charged against the allowance.

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

             Computer equipment................................... 5 years
             Machinery and equipment.............................. 7 years

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

5.  Inventory

Inventory consists of the following:

                                                                Dec. 31, 1999                   June 30, 1999
                                                              ---------------              ------------------
       Motorcycles and other vehicles ..............      $         1,657,264                         858,630
       Parts and accessories .......................                  325,642                         222,103
                                                              ---------------              ------------------
                                                          $         1,982,906                       1,080,733
                                                              ===============              ==================

6.  Property and Equipment

Property and equipment consists of the following:


                                                                 Dec. 31, 1999             June 30, 1999
                                                               ----------------          ----------------
       Computer equipment ..............................     $         28,153       $             6,662
       Machinery and equipment ........................                52,945                     4,657
                                                               ----------------          ----------------
                                                                       81,098                    11,319
       Less: accumulated depreciation ...............                  (7,661)                     (353)
                                                               ----------------          ----------------
                                                             $          73,437       $            10,966
                                                               ================          ================



Depreciation expense for property and equipment was $ 7,661  for the six months
ended December 31, 1999 and was  $ 353 for the period from inception    (July
10, 1998) to June 30, 1999.

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

8.  Commitments and Contingencies

Lease Commitments

The Affiliate entered into a ten year lease agreement beginning May 1, 1999, for office and retail space in Herndon, VA at an initial monthly rate of $8,850. In November, 1999, the Affiliate also placed a security deposit of $7,850 to move its Springfield location. This location is currently under zoning approval and refurbishment by its landlord.

The Affiliate also assumed a lease for retail space in Springfield, VA, which expired on June 30, 1999. Subsequent to the expiration of this lease agreement, the Affiliate entered into a month to month lease agreement at $4,800 per month. Future minimum lease payments as of June 30, 1999 under all operating leases greater than one year are as follows:

                                      Year ended June 30,
                               -----------------------------------
                                         2000 .................................. $          108,210
                                         2001 ..................................            120,462
                                         2002 ..................................            130,148
                                         2003 ..................................            136,602
                                         2004 ..................................            142,805
                                      Thereafter ...................................        752,657
                                                                                    ---------------
                                                                                 $        1,390,884
                                                                                    ===============

Rent expense for the three months ended December 31, 1999 was $ 41,652 and for the period from inception (July 10, 1998) to June 30, 1999 was $28,729.

9.  Stockholders' Equity

Stockholders' equity is comprised of the following:

       Common stock                                                                               12-31-99                6-30-99
                                                                                               ------------          -------------
            Company - .001 par; 25,000,000 shares authorized; 3,700,000
               shares issued and outstanding .........................................      $        3,700      $           3,600
            Affiliate - .001 par - 100 shares, authorized, issued and
               outstanding............................................................                   -                      -
                                                                                               ------------          -------------
                     Total common stock ...............................................     $        3,700      $           3,600
                                                                                               ============          =============

       Additional paid in capital
            Company....................................................................            734,800                567,900
            Affiliate..................................................................                100                    100
                                                                                               ------------          -------------
                     Total additional paid in capital..................................     $      734,900      $         568,000
                                                                                               ============          =============

       Accumulated deficit
            Company....................................................................            (97,774)               (29,980)
            Affiliate..................................................................           (363,217)              (183,133)
                                                                                               ------------          -------------
                     Total accumulated deficit ........................................     $     (460,991)     $        (213,113)
                                                                                               ============          =============


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

In April, 1999, the Affiliate was incorporated in the state of Virginia. 100 shares of common stock were authorized and issued at par value of .001 per share. In August, 1999, 100,000 warrants were exercised for $167,000 in cash, resulting in the issuance of 100,000 restricted common shares.

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

See Exhibit 11.

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

12.  Supplemental Information to Statements of Cash Flows

Interest paid during the six month period ended December 31, 1999 was $ 26,544, and from inception (July 10, 1998) to June 30, 1999 was $14,641. No federal or state income taxes have been paid.

In May, 1999, the Affiliate acquired motorcycle inventory with a cost basis of $927,100 and assumed a corresponding financing liability of the same amount. At December 31, 1999, the Affiliate had motorcycle inventory with a cost basis of $1,657,264 and a corresponding financing liability of $1,570,664, with the difference attributed to used motorcycles owned by the Affiliate.

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

In combination with the Virginia entity, the total assets of the Company at June 30, 1999 were $1,531,740, and at December 31, 1999 were $2,340,575, net of an allowance for doubtful accounts of $53,158, at December 31, 1999 and June 30, 1999, which represents a shortfall in the purchase of the assets of a motorcycle dealership undertaken by the Virginia entity in May, 1999. The increase in the assets is due to the new 2000 model year motorcycle and ATV units taken into inventory by the Virginia entity during the period. Total capital in consolidation was $358,487 at June 30, 1999, and at December 31, 1999 was $277,609. In November, 1999, the Virginia entity placed a $25,000 letter of credit to secure an increase in a floor plan line to support one of its motorcycle lines.

Total revenues for the three month period ending December 31, 1998 were $ -0-, and were $930,325 for the three month period in 1999, and gross profit for the three month period ending December 31, 1998 was $ -0- and for the same period in 1999 was $313,738. In combination, the Company had a net loss for the three month period ended December 31, 1999 of ($155,986) or ($0.05) per share in 1999, and the net loss for the same period in 1998 was ($14,148), or ($0.00) per share.

Total revenues for the six month period ending December 31, 1998 were $ -0-, and were $2,436,074 for the same period in 1999, and gross profit for the six month period ending December 31, 1998 was $ -0- and for the same period in 1999 was $725,292. In combination, the Company had a net loss for the six month period ended December 31, 1999 of ($247,878) or ($0.07) per share in 1999, and the net loss for the same period in 1998 was ($24,148), or ($0.01) per share.

Management attributes the net loss incurred by the Company for the three and six month periods to both the colder winter months which adversely affect motorcycle and related parts, accessory and service sales in the Virginia entity, and the ongoing expenses related to its requirements as a public company.

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

To the extent necessary, Mr. Schwartzbeck, CEO of V-Twin Holdings, Inc. and the Virginia entity, Mr. Paone, President of V-Twin Holdings, Inc., and Mr. Pignatello, Secretary of V-Twin Holdings, Inc. and the Virginia entity, are willing to provide any and all working capital necessary for V-Twin Holdings, Inc. and the Virginia entity for the next twelve months, should there be any shortfall of working capital in V-Twin Holdings, Inc. and the Virginia entity.

Effective May 1, 1999, the Virginia entity purchased the assets of a two store motorcycle dealership in the DC metropolitan area named Cycle Sport Unlimited, Inc. It should be noted that the technique to effectuate that transaction was a "bulk sale" agreement under the Uniform Commercial Code ("UCC") and the Virginia Code. A Bulk Sale is the purchase of assets and the assumption of liabilities of a division of a going concern, with the intent of the parties being that the purchaser will continue in the same business that the seller operated, but as a new business. The Virginia entity did not purchase any income or earnings. As a result of the bulk purchase, no material undisclosed liabilities surfaced, and no tax liabilities were carried forward. More information regarding the acquisition made by the Virginia entity is incorporated by reference herein in the Form 10-KSB filing completed on December 2, 1999, and the subsequent Form 10-QSB filing completed on December 10, 1999.

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

EMPLOYEES

As of December 31, 1999, the Company itself had no full-time employees. The Holding Company anticipates adding home office supervisory, marketing and administrative staff as the Company furthers its business. The Virginia entity had approximately 30 employees in sales, service and administration, and the Virginia entity provides those employees with health insurance. The Virginia entity is not subject to any collective bargaining agreements.

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

CHANGES IN CONSUMER SPENDING, ECONOMIC CONDITIONS OR TAX LAWS

The Virginia entity's operations depend upon a number of factors relating to or affecting consumer spending for discretionary goods such as motorcycles. The Virginia entity's operations may be adversely affected by economic developments that reduce consumer spending in its markets. In an economic downturn, consumer discretionary spending levels generally decline. Rising interest rates could have a negative impact on consumers' ability or willingness to finance motorcycle purchases. Local influences, such as corporate downsizing and military base closings, could adversely affect the Company's operations in certain markets. Changes in federal and state tax laws, such as an imposition of luxury taxes on leisure time products, also could influence consumers' decisions to purchase products offered by the Virginia entity. These factors could adversely affect the ability of the Virginia entity or future affiliates and/or subsidiaries to sell its products. There can be no assurance that the Company could maintain its profitability during any such period of adverse economic conditions or low consumer confidence could have a negative effect on the Company's sales.

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

YEAR 2000 COMPLIANCE

As of the date of this filing, the Company and the Virginia entity did not experience any material problems, either internal or regarding any third party, concerning the Year 2000 issue.

V-Twin has determined that Year 2000 issues will not have a material effect on its business. V-Twin's computer system comprises one stand-alone computer operating Windows NT as an operating system. Embedded technology and microcontrollers are not a part of the Company's operations. The Company, by itself, is currently Year 2000 compliant.

Given the worldwide effect of Year 2000 problems, it is likely that some disruption in relationship with vendors, suppliers and customers will occur, even if such entities are Year 2000 compliant. At present, V-Twin does not feel that the Year 2000 problem will be material to business, results of operations and financial condition.

The Virginia entity is dependent upon its point-of-sale ("POS") software and began the remediation process for Y2K in June, 1999 by upgrading its POS system and accounting software to which it interfaces, namely Comptron and RealWorld, respectively. It installed the new software and hardware upgrades provided by these vendors in mid-December, 1999.

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

Information regarding the sales of equity securities to private accredited investors under the 4(2) exemption can be found in the Form 10-KSB filed December 2, 1999 at page 4 and in the Notes to Financial Statements thereto under paragraph 14 "Subsequent Events", and in this filing under footnote 9 on page F-9. No underwriter was utilized in that transaction.

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

ITEM 5. OTHER INFORMATION

At a meeting of the Board of Directors on December 4, 1999, the Board elected to change the name of the Company to V-Twin Holdings, Inc. The Board anticipates this name change to be ratified by the shareholders of the corporation at the next shareholders' meeting, scheduled to take place on August 31, 2000.

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

(B) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 14, 2000


V-Twin Holdings, Inc.


/s/ Richard Paone
-----------------
Richard Paone, President and Director



/s/ Ted Schwartzbeck
--------------------
Ted Schwartzbeck, CEO and Director



/s/ Jay Pignatello
------------------
Jay Pignatello, Secretary and Director