Form 10QSB
period 2000-03-31
V TWIN HOLDINGS INC
filed 2000-05-15
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                        Commission File Number: 000-24779

                              V-TWIN HOLDINGS, INC.
                      (formerly V-TWIN ACQUISITIONS, INC.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    District of Columbia                             52-2110338
-------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

          1707 H St, NW #200
           Washington DC                                          20006
-------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

(703) 471-1823
--------------------------------------------------------------------------------
(Issuer's telephone number)

Check whether the Issuer (1) filed all report required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X   YES                     NO
  ---                     ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 4,062,833 common shares as of March 31, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Financial Statements                                F-1

Balance Sheets as of March 31, 2000
 and June 30, 1999                                  F-2

Statements of Operations for the
 Three Months Ended March 31, 2000 and 1999         F-3

Statements of Operations for the
 Nine Months Ended March 31, 2000 and 1999          F-4

Statements of Stockholders' Equity                  F-5

Statements of Cash Flows
 (for nine months ended March 31, 2000 and 1999)    F-6

Notes To Financial Statements                       F-7 through F-11

                              FINANCIAL STATEMENTS

In the opinon of the management of V-Twin Holdings, Inc. (the Company), the accompanying unaudited Interim combined financial statements contain all adjustments neccessary of a fair presentation of the Company's financial condition as of March 31, 2000 and June 30, 1999, and the resulets of its operations and cash flows for the three month and nine month periods ended March 31, 2000 and March 31, 1999.

The accompanying unaudited combined financial statements have been prepared pursuant to the rules and regulations fo the Secuirties and Exchange Commission. certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to combined financial statements included in the Company's Form 10-KSB filed December 2, 1999.

              V-TWIN ACQUISITIONS, INC. AND SUBSIDIARIES/AFFILIATE

                             COMBINED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999

                                  (Unaudited)

                                     ASSETS


                                               March 31, 2000               June 30, 1999
                                               --------------               -------------
Current Assets:

 Cash and cash equilvalents                    $      551,369                $    220,460
 Investments                                          157,580                     125,000
 Accounts receivable, net of allowance for
   doubtful accounts of $53,158 @
   June 30, 1999                                      460,847                      61,068
 Inventory, net                                     3,289,422                   1,080,733
 Other current assets                                 103,395                      33,513
                                               ----------------             ---------------
     Total current assets                           4,562,613                   1,520,744

Property and equipment, net                           277,486                      10,966
Goodwill                                              638,084                          --
                                              ----------------             ---------------
   TOTAL ASSETS                                $    5,478,183                   1,531,740
                                              ================             ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31, 2000    June 30, 1999
                                                    --------------    -------------
Current liabilities:

 Short-term debt                                    $    2,807,494   $     927,100
  Lease commitments                                         40,864              --
 Accounts payable                                          196,590         127,549
 Accrued expenses                                          109,038          67,823
 Customer deposits                                          52,839          50,781
                                                    ---------------  --------------
   Total current liabilities                             3,206,825       1,173,253
                                                    ===============  ==============

Note Payable                                             1,000,000              --

Commitments and contingencies                                   --              --

Stockholders' equity:

 Common Stock                                                4,062           3,600
 Additional paid-in capital                              1,914,038         568,000
 Accumulated deficit                                      (646,742)       (213,113)
                                                    ---------------  --------------
  Total stockholders' equity                             1,271,358         358,487
                                                    ---------------  --------------
     Total liabilities and stockholders' equity     $    5,478,183   $   1,531,740
                                                    ===============  ==============

             See Accompanying Notes To Combined Financial Statements

              V-TWIN ACQUISITIONS, INC. AND SUBSIDIARIES/AFFILIATE

                        COMBINED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                   (Unaudited)


                                  March 31, 2000      March 31, 1999
                                -----------------   -----------------
Revenues:

 Sales Income                    $      2,993,485   $             --
 Service Income                           238,283                 --
                                  ---------------    ---------------
   Total revenues                       3,231,768                 --

 Cost of goods sold                     2,492,069                 --
                                  ---------------    ---------------
   Gross margin                           739,699                 --

Operation expenses                        957,175              5,000

   Operating Loss                        (217,476)            (5,000)
                                  ---------------    ---------------
Other income and expense:

 Other income                              50,102                 --
 Interest expense, net                    (18,377)                --
                                  ----------------   ---------------

Net loss                         $       (185,751)  $         (5,000)
                                  ================   ===============

Net loss per common share:

 Basic and diluted               $          (0.05)  $           0.00

Weighted average number
 of outstanding common shares           3,856,000          3,200,000


             See accompanying notes to combined financial statements

              V-TWIN ACQUISITIONS, INC. AND SUBSIDIARIES/AFFILIATE

                        COMBINED STATEMENTS OF OPERATIONS

           FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                   (Unaudited)


                                     March 31, 2000      March 31, 1999
                                   -----------------    -----------------
Revenues:

 Sales income                     $       5,244,909   $               --
 Service income                             422,933                   --
                                   ----------------     ----------------
   Total revenues                         5,667,842                   --

Cost of goods sold                        4,202,851                   --
                                   -----------------    -----------------

   Gross margin                           1,464,991                   --

Operating expenses                        1,903,801               29,148

   Operating loss                          (438,810)             (29,148)
                                   -----------------    -----------------

Other income and expense:

  Other income                               50,102                   --
  Interest expense, net                     (44,921)                  --
                                   -----------------    -----------------

Net loss                          $        (433,629)   $         (29,148)
                                   =================    =================

Net loss per common share:

 Basic and diluted                $           (0.11)   $           (0.01)

Weighted average number
 of outstanding common shares             3,735,000            3,066,000


             See accompanying notes to combined financial statements

              V-TWIN ACQUISITIONS, INC. AND SUBSIDIARIES/AFFILIATE

                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

          AT JUNE 30, 1999 AND FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)


                                   Common Stock             Add. Paid        Accumulated       Total Stockholders'
                                   ------------             ---------        -----------       ------------------
                                   Shares       Amount      in Capital       Deficit                Equity
                                   ------       ------      ----------       -------                ------

Balance June 30, 1999               3,600,100   $ 3,600     $ 568,000        $ (213,113)            $ 358,487


==================================================================================================================

Issuance of common
stock at an average
price of $2.23                        379,400   $   379    $  846,121           --                 $  846,500

Issuance of common
stock in connection
with the acquisition
of Biker's Dream stores                83,333        83       499,917           --                    500,000

Net loss for the
nine months ended
March 31, 2000                         --            --           --         $ (433,629)           $ (433,629)


==================================================================================================================

Balance March 31, 2000              4,062,833   $ 4,062    $1,914,038        $ (646,742)           $1,271,358

==================================================================================================================



             See accompanying notes to combined financial statements

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE

                        COMBINED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                   (Unaudited)


                                                  March 31, 2000    March 31, 1999
                                                  --------------    --------------
Cash flows from operating activities:

 Net loss                                          $   (433,629)    $   (29,148)
 Adjustments to reconcile net loss to
   net cash used in operation activities                                     --
 Depreciation and amortization                           22,357              --
Changes in operating assets and liabilities:

Decrease(Increase) in:

 Accounts receivable                                   (399,780)             --
 Inventory                                             (234,430)             --
 Other current assets                                   (36,425)             --
 Accounts payable                                        69,041              --
 Accrued expenses                                        41,215              --
 Customer deposits                                        2,058              --
                                                    -----------      -----------
  Net cash used in operating activities                (969,593)        (29,148)
                                                    -----------      -----------

Cash flows from investing activities:

 Additions to property and equipment                    (96,429)             --
 Deposit on purchase of fixed assets                         --         (50,000)
 Increase in investments                                (32,580)             --
                                                    -----------      -----------
   Net cash used in investing activities               (129,009)        (50,000)
                                                    -----------      -----------

Cash flows from financing activities:

 Net increase in short-term debt                        583,011              --
 Proceeds from sale of common stock                     846,500              --
 Proceeds from additional paid in
  capital                                                    --          50,000
                                                    -----------      -----------
  Net cash provided by financing
   activities                                         1,429,511          50,000
                                                    -----------      -----------

Net increase (decrease) in cash                         330,909          (5,000)

Cash at beginning of period                             220,460          26,000
                                                    -----------      -----------

Cash at end of period                              $    551,369     $    21,000
                                                    ===========      ===========


             See accompanying notes to combined financial statements

                     V-TWIN ACQUISITIONS, INC. AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Organization

V-Twin Holdings, Inc., formerly V-Twin Acquisitions, Inc. (the "Company"), was organized under the laws of the District of Columbia on July 10, 1998. On July 10, 1998, the Company completed a merger with Commercial Indemnity Underwriters, Inc. ("CIU") with the Company as the surviving entity. CIU, formerly known as American Solid Fuel, Inc. ("ASFI"), was an inactive company until its merger with the Company. ASFI was formed in August, 1988, and successfully completed a public offering through an S-18 registration. CIU had no assets, liabilities, income or expenditures from operations and accordingly, there was no historical carry-over basis. The change of the Company name occurred by vote of the Board of Directors and the Company anticipates the shareholders will approve this name change at the next annual meeting of shareholders. The Company acquired the assets and certain liabilities of five motorcycle dealerships from Ultra Acquisition Company on January 31, 2000. The dealerships are located in Texas, California and North Carolina. (See Note 3.)

V-Twin Acquisitions, Inc. of Virginia (the "Affiliate") is a privately held corporation organized under the laws of Virginia on March 30, 1999 to own and operate motorcycle dealerships in Virginia.

The Company formed CycleClick.com, LLC on March 24, 2000 to facilitate the creation of an e-commerce and business to business website. CycleClick.com, LLC is a wholly owned subsidiary of V-Twin Holdings, Inc.

The Company and the Virginia entity's financial statements are combined pursuant to a Trust Agreement, incorporated by reference in the previously filed Form 10-KSB filed December 2, 1999, and certain accounting rules regarding combination, while both entities remain separate legal entities.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The combined financial statements of the Company include the accounts of its subsidiaries and those of its affiliate, V-Twin Acquisitions, Inc. of Virginia. All significant intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncollectable accounts are charged against the allowance.

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


                        Computer equipment...................................................... 5 years
                        Machinery and equipment................................................. 7 years


Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Goodwill - The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in the Bikers Dream transaction is amortized on a straight line basis over a period of 20 years. Goodwill amortization totaled $5,000 in the quarter ending March 31, 2000.

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

3.     Acquisitions

In January 2000, the Company purchased from Ultra Acquisition Company the assets and assumed certain liabilities of five retail motorcycle dealerships located in Texas, California and North Carolina. At closing the consideration paid to Ultra was 83,333 shares of common stock valued at $500,000 and the issuance of a note payable for $1,000,000. The note matures in five years, carries interest at 5% and is secured by the assets of the Bikers Dream stores. Payments of interest and principal begin in May 2001. The acquisition was accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations," ("APB Opinion 16") to record the purchase of the asset and certain liabilities. The operating results of the acquired locations have been included in the accompanying combined financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based upon their respective fair market values. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $643,000 was recorded. Such goodwill is being amortized on a straight-line basis over 20 years.

The purchase price of the assets acquired and liabilities assumed from Ultra is computed as follows:


            Issuance of note payable                                      $1,000,000
            Fair value of common stock issued                                500,000
                                                                          ----------
                                                                          $1,500,000


The purchase price is allocated as follows:


          Inventory                                                       $1,974,000
          Other current assets                                                33,000
          Property and equipment                                             187,000
          Goodwill                                                           643,000
          Liabilities assumed                                             (1,337,000)
                                                                          -----------
                                                                          $1,500,000


APB Opinion 16 requires, for purchase business combinations, the presentation of pro-forma combined results of operations for the current year and comparable prior-year period as if the transaction had occurred at the beginning of the period. The following unaudited pro-forma results of operations are not necessarily indicative of actual future results of operations. Because the Company was a start-up in the prior year and meaningful comparative financial statements are not available, the pro-forma results are presented for the current year only.


                                                                 Nine months ended
                                                                 March 31, 2000

                                                                 -----------------


Revenue                                                     $             12,840,000
Gross Margin                                                $              3,600,000
Net income (loss) before
 Provision for income taxes                                 $                 96,000
Net income (loss)                                           $                 96,000
Net income (loss) per common and
Common equivalent share                                     $                    .03


In April 1999, the Affiliate purchased the ongoing operations plus certain assets and liabilities of a retail motorcycle dealership located in Herndon, Va. The acquisition was accounted for as a purchase, and accordingly, the operating results of the acquired company have been included in the accompanying combined financial statements since the date of acquisition. The aggregate purchase price was approximately $300,000 and has been allocated to the assets and liabilities acquired based upon their respective fair market values. No good will was recognized in connection with this transaction.

4.  Investments

Investments consist of five certificates of deposit which serve as security for five letters of credit required to obtain inventory floorplan financing. These investments bear interest at 4.05% with one year terms and are expected to be held to maturity. The carrying amounts reported in the combined balance sheet for these financial instruments are at cost, which approximates fair market value.

5.  Inventory

Inventory consists of the following:


                                                                      Mar. 31, 2000                          June 30, 1999
                                                                 ----------------------                ------------------------

        Motorcycles and other vehicles ..............        $                2,516,623              $                  858,630
        Parts and accessories ..........................                        772,807                                 222,103
                                                                 ----------------------                ------------------------
                                                             $                3,289,430              $                1,080,733
                                                                 ======================                ========================

6.   Property and Equipment

Property and equipment consists of the following:


                                                                      Mar. 31, 2000                     June 30, 1999
                                                                 ----------------------          -------------------------

        Computer equipment ..............................    $                   79,830        $                     6,662
        Machinery and equipment ........................                        155,589                              4,657
        Leasehold improvements                                                   59,416                                 --
                                                                 ----------------------          -------------------------
                                                                                294,835                             11,319
        Less: accumulated depreciation ...............                          (17,348)                              (353)
                                                                 ----------------------          -------------------------
                                                             $                  277,487        $                    10,966
        ===================================================================================================================



Depreciation expense for property and equipment was $16,995 for the nine months ended March 31, 2000 and was $ 353 for the period from inception (July 10, 1998) to June 30, 1999.

7.  Debt

In January 2000, in connection with the purchase of the motorcycle dealerships from Ultra, the Company entered into a five year note payable. The note accrues interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable in sixteen installments of $62,500 of principle plus interest beginning in May 2001.

The Company plans to finance its motorcycle inventories for the Biker Dream stores through floorplan financing arrangements that are secured by underlying motorcycle inventory and the assets of its subsidiaries. The Company does have a current floor plan financing arrangement for its current inventory, but is exploring other floor plan financing arrangements for additional inventory. The Company has, from time to time, received short term repayment terms from specific manufacturers and has received motorcycles on these terms

The Affiliate finances its motorcycle inventory through floor plan financing arrangements that are secured by the underlying motorcycle inventory and the assets of the Affiliate. Investments held by the Affiliate have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Affiliate. Finance terms range from prime to prime plus five depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 or 90 day grace period before interest is charged or accrued.

8.  Commitments and Contingencies

Lease Commitments

The Company has lease commitments for the five retail locations purchased in January 2000 as a result of the assumption of the lease commitments in place when it acquired the five locations. These commitments range from one month to two and a half years. In addition, the monthly rental ranges from $2,200 to $13,881.

The Affiliate entered into a ten -year lease agreement beginning May 1, 1999, for office and retail space in Herndon, VA at an initial monthly rate of $8,850, which increased to $9,895.00 on May 1, 2000. In November 1999, the Affiliate also placed a security deposit of $7,850 to move its Springfield location. This new location is currently under zoning approval and refurbishment by its landlord. The Affiliate anticipates operating in this location by August 2000. The lease for the current Springfield location is month to month.

Rent expense for the three months ended March 31, 2000 was $ 116,908 and for the period from inception (July 10, 1998) to June 30, 1999 was $28,729.

9.  Stockholders' Equity

Stockholders' equity is comprised of the following:


                                                                                                             3-31-00

                                                                                                       -----------------
     Common stock
        Company - .001 par; 25,000,000 shares authorized; 3,700,000
         shares issued and outstanding .........................................              $                   4,062
        Affiliate - .001 par - 100 shares, authorized, issued and
         outstanding ................................................................                                --
                                                                                                       -----------------
               Total common stock ...............................................             $                   4,062
                                                                                                       =================

     Additional paid in capital

         Company ......................................................................                       1,913,938
         Affiliate .........................................................................                        100
                                                                                                       -----------------
                   Total additional paid in capital ...................................       $               1,914,038
                                                                                                       =================

     Accumulated deficit

          Company ......................................................................                       (300,945)
          Affiliate .........................................................................                  (345,797)
                                                                                                       -----------------
                    Total accumulated deficit ........................................        $                (646,742)
                                                                                                       =================


                                                                                                         6-30-99

                                                                                                   -----------------
    Common stock
         Company - .001 par; 25,000,000 shares authorized; 3,700,000
         shares issued and outstanding .........................................             $                 3,600
        Affiliate - .001 par - 100 shares, authorized, issued and
         outstanding ................................................................                             --
                                                                                                   -----------------
               Total common stock ...............................................            $                 3,600
                                                                                                   =================

     Additional paid in capital

         Company ......................................................................                      567,900
         Affiliate .........................................................................                     100
                                                                                                   -----------------
                   Total additional paid in capital ...................................      $               568,000
                                                                                                   =================

     Accumulated deficit

          Company ......................................................................                     (29,980)
          Affiliate .........................................................................               (183,133)
                                                                                                   -----------------
                   Total accumulated deficit ........................................        $              (213,113)
                                                                                                   =================

Common Stock - In July 1998, the Company merged with Commercial Indemnity Underwriters, Inc. (CIU). In connection with this merger, all outstanding shares of CIU were exchanged for 808,727 Class A shares and 191,273 Class B shares. In August 1998, the Company's shareholders approved a one for three (1:3) forward stock split and the abolishment of the existing two classes of common stock resulting in a singular unitary class of common stock. At September 30, 1999, the Company had 25,000,000 common shares authorized and 3,700,000 common shares issued and outstanding at a par value of $ .001 per share.

During the nine months ended March 31, 2000 the Company issued an additional 279,000 shares of common stock to various investors at an average price of $2.44 per share. The proceeds of such issuances totaled $679,500. In August 1999, 100,000 warrants were exercised for $167,000 in cash, resulting in the issuance of 100,000 restricted common shares of the Company.

In January 2000 the Company issued 83,333 shares of common stock, valued at $6 per share, in connection with the purchase of motorcycle dealerships from Ultra.

Warrants - Effective March 31, 2000, the Company issued warrants to purchase 70,000 restricted common shares at an exercise price of $3.50 per share. The warrants are exercisable for a period of 60 months. Effective March 31, 2000, the Company issued warrants to purchase 200,000 restricted common shares at an exercise price of $9.50 per share. The warrants are exercisable for a one year period.

In March 1999, the Company issued 600,000 shares of restricted common stock and warrants to purchase 600,000 additional shares of restricted common stock. The warrants are exercisable at $1.67 per share for a period of 54 months in consideration for $400,000 in cash received. In August 1999, 100,000 of these warrants were exercised for $167,000 in cash.

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

In April 1999 the Company loaned the Affiliate $400,000 for purchase of certain assets and liabilities of a motorcycle dealership and to provide working capital. The loan evidenced via a promissory note is unsecured and is due and payable in five years. Interest accrues at an annual rate of 10%. In August 1999, the Company loaned the Affiliate $167,000 for purchase of certain assets and liabilities of a motorcycle dealership and to provide working capital. The loan evidenced via a promissory note is unsecured and is due and payable in five years. Interest accrues at an annual rate of 10%.

12.  Supplemental Information to Statements of Cash Flows

Interest paid during the nine-month period ended March 31, 2000 was $72,507, and from inception (July 10, 1998) to June 30, 1999 was $14,641. No federal or state income taxes have been paid.

13.  Subsequent events

In May 2000, the Affiliate entered into a secured note agreement with its two owners, whereby it assigned the new note to the Company in payment of the Affiliate's two outstanding notes with the Company. The new note is secured by the owners' stock in the Affiliate and is due and payable in ten years. Interest accrues at an annual rate of 10%.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the audited financial statements and notes appearing elsewhere in this Form 10-QSB, as well as those relating to the Form 10-KSB filed on December 2, 1999. The Company had expenses prior to May 1999 with regards to its business development and additional costs related to its requirements as a public company.

The Company is primarily engaged in the acquisition and management of motorcycle dealerships and related businesses. Prior to January 31, 2000, the Company's actions have been to complete its initial capitalization and the necessary SEC filings to achieve public status and to identify various motorcycle dealerships for acquisition. On January 31, 2000 the Company purchased certain assets and assumed certain liabilities of five motorcycle dealerships. (See Note 3 to the Combined Financial Statements). The Company continues to identify and review other potential acquisitions. The Virginia entity sells motorcycles and related service, parts and accessories. The Virginia entity initiated operations on May 1, 1999.

The Company and the Virginia entity's financial statements are combined pursuant to a Trust Agreement, incorporated by reference in the previously filed Form 10-KSB filed December 2, 1999, and certain accounting rules regarding combination, while both entities remain separate legal entities.

For purposes of this section, "Company" shall include both the public company and the Virginia entity.

The total assets of the Company at June 30, 1999 were $1,531,740, and at March 31, 2000 were $5,478,183. The increase in the assets is due to the acquisition of the assets of the five Bikers Dream locations undertaken by the Company in January 2000 (hereinafter the "Bikers Dream transaction"). The new 2000 model year motorcycle, ATV and personal watercraft units taken into inventory by the Company during the period to provide additional inventory for the Company's traditional busy season for certain stores (March through June) also increased assets. In addition, in January 2000, the Company placed a $25,000 letter of credit to secure an increase in a floor plan line to support one of its motorcycle lines.

The Company's liabilities increased from $1,173,253 at June 30, 1999 to $4,206,825 at March 31, 2000. This increase is primarily due to the Bikers Dream transaction in which the Company entered into a $1,000,000 note payable and assumed approximately $1,300,000 in short-term debt associated with the purchased inventory. The remaining increase in the short-term debt is related to the Company's increase in inventory, discussed above.

Total capital in consolidation was $358,487 at June 30, 1999, and at March 31, 2000 was $1,271,358. During the nine months ended March 31, 2000, the Company issued 379,400 common shares for an aggregate price of $846,600. In addition, the Company issued 83,333 shares of common stock as part of the purchase price in the Bikers Dream transaction.

Total revenues for the three month period ending March 31, 2000 were $3,231,768 and for the three month period in 1999 total revenues were $ -0-. Gross profit for the three month period ending March 31, 2000 was $739,699 and for March 31,

1999 was $ -0-. The Company had a net loss for the three month period ended March 31, 2000 of ($185,751) or ($0.05) per share and the net loss for the same period in 1999 was ($5,000), or ($0.00) per share. The results of operations for the quarter ending March 31, 2000 reflect two months of activity of the five dealerships purchased in the Bikers Dream transaction.

Total revenues for the nine month period ending March 31, 2000 were $5,667,842 and were $ -0- for the same period in 1999, and gross profit for the nine month period ending March 31, 2000 was $1,464,991, and for the same period in 1999 was $ -0-. The Company had a net loss for the nine month period ended March 31, 2000 of ($433,629) or ($0.11) per share and the net loss for the same period in 1999 was ($29,148) or ($0.01) per share.

The increase in revenues and gross profits for the three and nine month periods are attributed to the Bikers Dream transaction completed by the Company and favorable weather conditions experienced by the Company in March 2000.

The Company's net loss for the three and nine months ending March 31, 2000 is primarily attributable to certain corporate costs associated with the Bikers Dream transaction, including accounting fees, legal expenses, and travel, as well as other corporate and public company expenses. The combined net loss from operations for its stores for the quarter and nine months ending March 31, 2000 accounts for approximately half of the Company's net loss for both periods.

The Company anticipates revenues to increase in the fourth quarter due to the seasonality of its locations in Virginia and North Carolina, as well as the restocking of new models of motorcycles at some of the Bikers Dream locations. As of the date of this filing, the Company has reached dealer agreements with American Ironhorse, Carefree Custom Cycles, Panzer Motorcycle Works, USA, Inc., Big Dog Motorcycles, LLC, and Confederate Motorcycles, Inc. Management believes that these manufacturers will provide motorcycles with price points both above and below the current Ultra motorcycles existant on the showroom floors. This will help attract new customers to the retail locations.

Plan of Operation

The Company expects to have sufficient funds resulting from continuing operations to satisfy its cash requirements for the next 12 months, in view of positive sales trends found in March and April, 2000 in several of its retail locations. The Company anticipates raising additional funds only to acquire additional dealerships and to fund its e-commerce enterprise.

On January 31, 2000, the Company purchased the assets and assumed certain liabilities for five (5) retail locations (the "Bikers Dream transaction" or the "Bikers Dream stores") from Ultra Motorcycle Co. At closing, the consideration paid to Ultra included the issuance of 83,333 restricted common shares and a five year promissory note for $1,000,000. The $1,000,000 note bears interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable commencing May 1, 2001 in sixteen (16) consecutive quarterly installments.

The assets that the Company purchased are new and used motorcycles, motorcycle parts and accessories, service department equipment, office and other equipment and deposits. The Company also assumed approximately $1,300,000 in debt. In addition to the assets purchased, the Company also received the licensing rights to the trade name "Bikers Dream", and the Bikers Dream on-line superstore (www.bikers-dream.com). The company recognized $643,000 in goodwill related to this transaction. (See Note 3 to the Combined Financial Statements.)

Effective May 1, 1999 the Virginia entity purchased the assets of a two store motorcycle dealership in the Washington, DC metropolitan area named Cycle Sport Unlimited, Inc. More information regarding that acquisition is incorporated by reference herein in the Form 10-KSB filing completed on December 2, 1999, at pages 5 and 6, and the Form 10-QSB filing completed on December 10, 1999 at page 4.

The Company's goal of purchasing the assets and ongoing business of motorcycle dealerships across the country and developing an integrated, national marketing effort that leverages retail sales, direct marketing and the Internet has been considerably furthered during the period ending March 31, 2000. As indicated above, the Company purchased the assets and certain liabilities of five Bikers Dream retail locations from Ultra Motorcycle Co. Additionally, the Company signed an agreement with PurchasePro.com, LLC to create an e-commerce and business to business website and created a wholly owned Delaware corporation, CycleClick.com, LLC, to encompass this sector of its business.

Management is currently negotiating with several vendors so that CycleClick.com can purchase products direct from the manufacturers and distributors at reduced wholesale prices, as a result of the Company's aggregated purchasing power. Management believes that a large audience of motorcycle riders will be attracted to one of the two consumer oriented web sites: www.bikers-dream.com will serve enthusiasts of heavy cruisers such as Harley-Davidson, Ultra, and other U.S. made custom motorcycles; and www.sportbike.net will attract the sports bike riders who own Japanese, US and European manufactured motorcycles.

Growth in the Motorcycle Industry

The Company found from research that the entire motorcycle industry is growing considerably. The 1999 Motorcycle Statistical Annual prepared by the Motorcycle Industry Council states that in 1998, 4,200,000 motorcycles were registered for use on public roads, with 432,000 new motorcycles sold in the US, in comparison to 356,000 new motorcycles sold in 1997. These motorcycle sales equal approximately $3,500,000,000 in 1998. In 1999, there are approximately 13,833 retail outlets selling motorcycles and related products in the US, an 8% increase over the 12,581 retail outlets reported by the 1998 Motorcycle Statistical Annual. The 1999 Retail Outlet Profile Survey indicates that the estimated average motorcycle sales and services for a franchised motorcycle dealer was $1,522,400, compared to $254,5000 for a non-franchised dealer. At this time, the Company operates franchised dealerships.

For more information regarding industry growth, please see the Form 10-SB/A-3 filed on February 19, 1999 at pages 7 through 9, and exhibits 99.2, 99.3, and
99.5 incorporated by reference in the Form 10-KSB filed December 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates meeting its working capital needs through operations and the private placement of securities to accredited investors. It is also investigating the possibility of other financing to provide additional acquisition capital and to further its acquisition program. Although it has not made any arrangements or definitive agreements, it is contemplating both the private placements of securities and/or a public offering.

During the period ending March 31, 2000, the Company issued warrants to purchase 70,000 restricted common shares at an exercise price of $3.50 per share. The warrants are exercisable for a period of 60 months. Also during the same period, the Company issued warrants to purchase 200,000 restricted common shares at an exercise price of $9.50 per share. The warrants are exercisable for a one-year period and were issued in exchange for work done on its B2B website.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

PRODUCTS AND MARKETS

The Company is primarily engaged in retail sales of new and used motorcycles, ATV's and personal watercraft related parts and accessories, and the service of these products.

Motorcycles, ATV's and personal watercraft and related parts and accessories are products enjoying a rising consumer market. According to U.S. Government reports, from 1992 through 1995, spending on recreational products grew at over five percent per year and from 1994 through 1997 grew at three times the rate of overall consumer spending.

There are several factors and changes in the motorcycle retailing industry which the Company believes provide attractive consolidation opportunities for groups with significant equity capital and managers experienced in identifying, acquiring and professionally managing dealerships. The primary factor that the Company believes provides a consolidation opportunity is that the motorcycle retailing industry is very fragmented, with over 13,833 retail outlets in 1999. The majority of these dealerships are privately owned and operated. Dealership costs are growing as capital costs of opening new dealerships are increasing and franchising costs require a dealer to carry substantial inventories. For many dealers there are few alternative exit strategies other than selling to a growing dealership group, especially for larger dealerships and dealership owners nearing retirement. The Company believes that these factors may provide attractive consolidation opportunities.

More information regarding the control of motorcycle manufacturers over acquisitions and dealers can be found herein under the headings "Manufacturers' Consent to Acquisitions and Market Expansion" and "Motorcycle Manufacturers' Control Over Dealers".

MANUFACTURERS' CONSENT TO ACQUISITIONS AND MARKET EXPANSION

Some motorcycle manufacturers yield considerable control over the dealerships that carry their brands through franchise agreements. If there is a change of control in the dealership, a new dealer must obtain consent from each manufacturer to continue to carry that manufacturer's brand of motorcycle. In determining whether to approve changes of control, manufacturers may consider any number of subjective factors. These may include the financial condition and ownership structure of the new dealer. The manufacturers may impose conditions to the change of control, including limiting the number of such manufacturers' franchised dealers that may be acquired by the new dealer. The manufacturers are under no obligation to approve changes in control or acquisitions, to disclose their reasons for accepting or rejecting an acquisition or by abiding by objective and publicly disclosed measurements by which they approve changes in control.

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

The Company's growth strategy also includes acquiring non-franchised and/or independent motorcycle dealerships that are not restrained by manufacturers' dealer agreements.

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

COMPETITION

The Company, as a consolidator of motorcycle dealerships, has no direct competition. The Company knows of no other publicly traded company that conducts business in acquiring and/or consolidating the retail motorcycle market. The Company is aware of several large private companies whose business operates around the acquisition and consolidation of motorcycle dealerships.

While the vast majority of motorcycle dealers are single store operations that are family owned style dealership, there are several privately owned dealerships that own multiple retail locations and seek to acquire additional locations. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or to levels that would not result in the desired returns.

V-Twin's competitive position within the industry will be largely determined by its ability to offer competitive motorcycle brands and models, and its ability to offer value and service to its customers, both in the factory replacement parts retail sector and in the service sector.

DISTRIBUTION

The majority of the five Bikers Dream stores' motorcycles were purchased and shipped directly to those locations from Ultra Motorcycle Company. During the period ending March 31, 2000, the Company was reliant upon Ultra Motorcycle Company to provide new motorcycles for sale in these locations. However, as of the time of this filing, the Company has finalized dealer agreements with other manufacturers to sell their motorcycles in some of the Bikers Dream locations. These manufacturers are American Ironhorse, Carefree Custom Cycles, Panzer Motorcycle Works, USA, Inc., Big Dog Motorcycles, LLC, and Confederate Motorcycles, Inc. Additional sources of salable motorcycles available to these locations include consignment sales, trade-in motorcycles taken at the time of sale on a new motorcycle, and purchasing used inventory from auctions and private persons. In addition to motorcycles, the Company purchases for resale after market parts and accessories, such as side cars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handle bars, light bars, sissy bars, and touring luggage.

The Company operates pursuant to franchise agreements between each motorcycle manufacturer or their authorized distributor. Both are significantly dependent on its relationship with such manufacturers for distribution (and subsequent sales) of motorcycles and related products. Some manufacturers control many aspects of a dealer's business, as described in the above section entitled "Motorcycle Manufacturers' Control Over Dealers".

OPERATIONS

Many phases of the Company's operations are subject to influences outside their control. Any singular factor, or combination of factors, could materially affect its results. These factors include: the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions.

Forward-looking statements that are made, or others make on its behalf, are based on knowledge of the Company's business and the environment in which it operates. However, because of the factors listed herein, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made herein are qualified by these and other cautionary statements. The Company can make no assurance that the actual results or developments it anticipates will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

SEASONALITY

The Company does anticipate experiencing seasonal fluctuations in motorcycle sales at some of its locations, as at least three of its locations are in climates where harsh weather could hinder sales during colder months.

During the period ending March 31, 2000, the Company experienced increased sales in its Virginia locations in March against its January and February sales due to favorable weather conditions.

GOVERNMENT REGULATION

Motorcycle sales are subject to certain government regulations. Motorcycles are subject to the emissions and noise standards of the U.S. Environmental Protection Agency and the more stringent emissions standards of various State agencies. Motorcycles are also subject to the National Traffic and Motor Vehicle Safety Act and the rules promulgated thereunder by the National Highway Traffic Safety Administration. Federal, state and local authorities have adopted various standards relating to air, water, helmet rules and noise pollution. Additionally, the Federal Trade Commission applies regulations over franchised businesses and dealerships. Any of these regulations may affect the Company's operations as well as those of the motorcycle manufacturers. The Company's facilities comply with all such regulations and standards, and that current production levels of motorcycles will continue in line with the increasing interest in motorcycles, ATVs and personal watercraft. The Company's locations are subject to the laws of the Department of Motor Vehicles for the States of California, Texas, North Carolina, and the Commonwealth of Virginia regarding motorcycle dealerships.

EMPLOYEES

As of March 31, 2000, the Company had 64 full-time employees. The Company may add home office supervisory, marketing and administrative staff as the Company continues to grow. The Company provides its employees with health insurance. The Company is not subject to any collective bargaining agreements.

CUSTOMER BASE

The Company is not dependent on any one major or any few select customers. The Company's sales are the result of comprehensive advertising campaigns, referrals and re-sales to old customers. The Company enjoys the benefit of its customers who have purchased various items from its stores under the previous owner(s), and the benefit of a nationwide brand name presence.

RESEARCH AND DEVELOPMENT

The Company has conducted specific research required in connection with the acquisition of motorcycle dealerships. Research and development is limited to a study of the retail motorcycle industry, and finding, evaluating and negotiating the purchase of independent motorcycle dealerships to be acquired. Research and development is a critical factor to the Company's success. Sound business decisions in finding and closing the purchase of acquisitions in the unconsolidated motorcycle dealership market will lead to success for the Company and its shareholders.

GROWTH STRATEGY

The Company intends to acquire motorcycle dealerships throughout the United States. The Company seeks to acquire dealerships that have superior operating managers and benefit from their market knowledge, customer base and local reputation. By acquiring additional dealerships the Company will increase its total consolidated sales and profits. These acquisitions should produce opportunities for additional operating efficiencies, promote increased name recognition and provide the Company with better opportunities for repeat and referral business. This will also allow for the Company to transfer product from store to store to maximize sales while minimizing costs.

Once an acquisition or asset purchase has been completed, the Company intends to review and potentially reorganize business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit the Company's growth and negatively impact profitability. At the time of this filing, the Company has centralized a majority of its accounting functions at one of its locations.

While the Company feels that certain segments of the motorcycle industry may be available for consolidation, there are several factors that are inherently problematic in acquiring motorcycle dealerships. Some of these problems are the fact that, typically, motorcycle dealerships have substandard accounting practices and controls, and are typically not audited. V-Twin, as a consolidator of dealerships, will sustain such problems and expenses as it conducts its asset purchases and/or acquisitions to make such new affiliates and/or subsidiaries able to comply with standard accounting practices.

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

CHANGES IN CONSUMER SPENDING, ECONOMIC CONDITIONS OR TAX LAWS

The Company's operations depend upon a number of factors relating to or affecting consumer spending for discretionary goods such as motorcycles. The

Company's operations may be adversely affected by economic developments that reduce consumer spending in its markets. In an economic downturn, consumer discretionary spending levels generally decline. Rising interest rates could have a negative impact on consumers' ability or willingness to finance motorcycle purchases. Local influences, such as corporate downsizing and military base closings, could adversely affect the Company's operations in certain markets. Changes in federal and state tax laws, such as an imposition of luxury taxes on leisure time products, also could influence consumers' decisions to purchase products offered by the Company. These factors could adversely affect the ability of the Company or future subsidiaries/affiliates to sell its products. There can be no assurance that the Company could maintain its profitability during any such period of adverse economic conditions or low consumer confidence, and such a period could have a negative effect on the Company's sales.

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

FUTURE CAPITAL NEEDS; DEBT SERVICE REQUIREMENTS; POSSIBLE DILUTION THROUGH ISSUANCE OF STOCK

The Company's future capital requirements will depend upon the size, timing, and structure of future acquisitions and its working capital and general corporate needs. To the extent that future acquisitions are wholly are partially financed through common stock or securities convertible into or exercisable into common stock, the voting power of existing stockholders will be diluted and earnings per share could be reduced. The extent to which the Company will be able or willing to use common stock for acquisitions will depend on the market value of its common stock from time to time. It will also depend on the willingness of potential sellers of dealerships to accept common stock as full or partial consideration. The Company's growth could be materially limited if the Company is unable to use its common stock as consideration in acquisitions, to generate cash from operations, or to obtain additional debt or equity financing.

Any borrowings made to finance future acquisitions or for operations could make the Company more vulnerable to a downturn in its operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If the Company's cash flow from operations is insufficient to meet its debt service requirements, the Company could be required to sell additional equity securities, refinance its obligations, or dispose of assets in order to meet its debt service requirements.

Additionally, it is likely that the Company and future subsidiaries/affiliates must comply with financial and operational covenants of their current or future credit arrangements. These covenants are likely to include limitations on both capital expenditures and increases in indebtedness.

There can be no assurance that such financing will be available if and when needed or will be available on terms acceptable to the Company or future affiliates and/or subsidiaries. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the Company's growth prospects and its business, financial condition, and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are, at present, no legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2.  CHANGES IN SECURITIES

The Company believes that the transactions described below in which securities were sold were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2), Regulation D Section 504, and Rule 145 (a)(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or given access to such information, and restrictions were placed on resales of the securities.


DATE                 TITLE                       AMOUNT     CONSIDERATION              PUCHASER
                                                 SHARES
3/00             Common Stock                   265,500     $ 637,500   (1)         Private investors


3/00             Common Stock                    14,000     $  42,000   (2)         Advisers



(1) Effective March 31, 2000, the Company issued 265,500 restricted common shares to private investors.

(2) Effective March 31, 2000, the Company issued 14,000 restricted common shares to legal and business advisers in lieu of cash payments. These issued shares were valued at $3.00 per share and the value was expensed by the Company.

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

Information regarding previous sales of equity securities to private accredited investors under the 4(2) exemption can be found in the Form 10-KSB filed December 2, 1999 at page 4 and in the Notes to Financial Statements thereto under paragraph 14 "Subsequent Events". No underwriter was utilized in that transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

In April 2000, the Company filed a US Patent and Trademark application under
Section 1(b) on behalf of CycleClick.com with regards to the creation of a on-line store.

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

(10) Material contracts.  Attached hereto.

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

      (99.7) V-Twin control shareholders letters re: additional paid in capital.(1)

      (99.8)    Form D - Notice of Sale of Securities Pursuant to Regulation D,
                Section 4(6), and/or Uniform Limited Offering Exemption.(1)

      (99.9)    Trust Agreement.(2)

      (99.10) Motorcycle Industry Council 1998 Annual Report (selected pages). (2)

      (99.11)   Information Statement.(2)

      (99.12)   Motorcycle Industry Council 1999 Annual Report (selected pages).

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

May 12, 2000

V-Twin Holdings, Inc.

/s/ RICHARD PAONE
--------------------------------------
Richard Paone, President and Director

/s/ TED SCHWARTZBECK
--------------------------------------
Ted Schwartzbeck, CEO and Chairman

/s/ JAY PIGNATELLO
--------------------------------------
Jay Pignatello, Secretary and Director