Form 10KSB
period 2000-06-30
V TWIN HOLDINGS INC
filed 2000-10-13
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                        Commission File Number: 000-24779

                              V-TWIN HOLDINGS, INC.
                      (formerly V-Twin Acquisitions, Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               District of Columbia                        52-2110338
--------------------------------------------------------------------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)


       1707 H St. NW #200, Washington, DC                    20006
--------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:      (703) 471-1823

Securities registered under Section 12(b) of the Act:    NONE

Securities registered under Section 12(g) of the Act:    Common Stock

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X___ NO _____

The Issuer had combined revenues of $10.9 million for fiscal year ended June 30, 2000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days: $24,799,011.

The number of shares outstanding as of June 30, 2000 was 4,127,733.

                       DOCUMENTS INCORPORATED BY REFERENCE

V-Twin Holdings Form 10-KSB for the year ending June 30, 1999

                                     Part I

This annual report on Form 10-KSB for the year ended June 30, 2000 contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to risks and uncertainties. Forward looking statements relate to, among other things: (1) the outcome of our growth strategy, (2) the ability to meet our objectives, targets and goals, (3) future liquidity and capital expenditures, and (4) the ability to obtain investments or financing and service debt and other obligations. You may identify these statements by forward-looking words such as "may," "will," "expects," "anticipates," "believe," "estimate," "plan," "scheduled," "potential," and similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that we will achieve these expectations. Our actual results and events may differ materially from what we currently expect. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Important factors that could cause our actual results to differ materially from the forward-looking statements in this annual report on Form 10-KSB are set forth in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this annual report on Form 10-KSB. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

V-Twin Holdings, Inc., formerly V-Twin Acquisitions, Inc. (the "Company"), was organized under the laws of the District of Columbia on July 10, 1998. (The change of the Company name occurred by vote of the Board of Directors in December 1999). On July 10, 1998, the Company completed a merger with Commercial Indemnity Underwriters, Inc. ("CIU") with the Company as the surviving entity. CIU, formerly known as American Solid Fuel, Inc. ("ASFI"), was an inactive company until its merger with the Company. ASFI was formed in August 1988, and successfully completed a public offering through an S-18 registration. CIU had no assets, liabilities, income or expenditures from operations and accordingly, there was no historical carry-over basis.

The Company acquired the assets and certain liabilities of five motorcycle dealerships from Ultra Acquisition Company on January 31, 2000 (hereinafter the "Bikers Dream transaction"). (See Note 3 to the Combined Financial Statements.) The dealerships are currently located in Texas and California. The Company formed CycleClick.com, LLC on March 24, 2000 to facilitate the creation of an e-commerce and business to business website. CycleClick.com, LLC is a wholly owned subsidiary of V-Twin Holdings, Inc. At June 30, 2000, the only material activity on CycleClick.com's books was a deposit for the creation of such services.

In March 1999, V-Twin Acquisitions Inc. of Virginia (the "Affiliate") was formed to effectuate the purchase of the assets of Cycle Sport Unlimited, Inc., a two store motorcycle dealership in the metropolitan District of Columbia area. The Affiliate is a privately held corporation, 100% owned by two of the Company's officers and directors, and it is organized under the laws of Virginia. The Affiliate has managed the two Cycle Sport stores since May 1999. The financial statements for the year ended June 30, 1999 reflect two months of Cycle Sport's operations as compared to twelve months of activity in fiscal 2000.

BUSINESS OF V-TWIN HOLDINGS, INC.

For purposes of this section and the remainder of this filing, "Company" shall include both the public company and the Affiliate.

The Company plans to continue to acquire independent motorcycle dealerships to create a nationwide marketing, distribution and retail organization that leverages multiple sources of sales and sales leads, including Internet commerce, direct marketing, retail sales and service.

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

PRODUCTS AND SERVICES
The Company is primarily engaged in retail sales of new and used motorcycles, all terrain vehicles and personal watercraft, related parts and accessories, and the service of these products. Sales of new and used motorcycles comprised 71% and 94% of total revenue at June 30, 2000 and 1999, respectively. Parts and accessories include items such as sidecars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handlebars, light bars, sissy bars, and touring luggage.

The Company distributes its products and services through six retail locations, under the store names of Bikers Dream and Cycle Sport. The Company has two Cycle Sport stores located in Virginia. The majority of the motorcycles sold at these stores have average retail prices ranging from $8,000 to $12,000. At June 30, 2000, the Company had four Bikers Dream stores, two in California, one in Texas and one in North Carolina (closed September 2000). The majority of motorcycles sold at the Bikers Dream stores are Ultra motorcycles. These motorcycles have higher retail prices, ranging from the low to mid $20,000.

The majority of the Bikers Dream stores' motorcycles were purchased and shipped directly to those locations from Ultra Motorcycle Company. During the period ending June 30, 2000, the Company was reliant upon Ultra Motorcycle Company to provide new motorcycles for the Bikers Dream stores. During the year ended June 30, 2000, sales of Ultra motorcycles accounted for 32% of total motorcycle sales. However, as of the time of this filing, the Company has finalized dealer agreements with other manufacturers to sell their motorcycles in some of the Bikers Dream locations. Additional sources of salable motorcycles available to these locations include consignment sales, trade-in motorcycles taken at the time of sale on a new motorcycle, and purchasing used inventory from auctions and private persons. The Company anticipates increasing the purchasing and selling of used motorcycles to further decrease its reliance upon any one particular manufacturer.

GROWTH IN THE MOTORCYCLE INDUSTRY
The Company found from research that the entire motorcycle industry is growing considerably. The 1999 Motorcycle Statistical Annual prepared by the Motorcycle Industry Council states that in 1998, 4,200,000 motorcycles were registered for use on public roads, with 432,000 new motorcycles sold in the US, in comparison to 356,000 new motorcycles sold in 1997. These motorcycle sales equaled approximately $3,500,000,000 in 1998. In 1999, there are approximately 13,833 retail outlets selling motorcycles and related products in the US, an 8% increase over the 12,581 retail outlets reported by the 1998 Motorcycle Statistical Annual. The 1999 Retail Outlet Profile Survey indicates that the estimated average motorcycle sales and services for a franchised motorcycle dealer was $1,522,400, compared to $254,5000 for a non-franchised dealer. At this time, the Company operates franchised dealerships.

DISTRIBUTION
The Company operates pursuant to franchise agreements between each motorcycle manufacturer or their authorized distributor. Both are significantly dependent on its relationship with such manufacturers for distribution (and subsequent sales) of motorcycles and related products. Some manufacturers control many aspects of a dealer's business, as described in the section entitled "Motorcycle Manufacturers' Control Over Dealers".

The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with various vendors. The Company also sponsors racing activities and special promotional events and participates in certain consumer rallies and shows. The Company anticipates increasing its marketing and advertising spending in fiscal 2001.

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

MOTORCYCLE MANUFACTURERS' CONTROL OVER DEALERS
The major motorcycle manufacturers exercise significant control over the operations of their franchised dealerships. In addition to yielding control over changes in dealer ownership, many manufacturers control the dealer's geographic selling area. In these cases, the dealer has an exclusive right to sell the franchised manufacturers' products within a given protected geographical area. In some states where the Company sells its products the protected franchise areas are governed by the Department of Motor Vehicles within those states and those states' related laws and regulations. The dealer may not promote or sell its products to customers residing outside of its geographical area. The manufacturers also impose customer satisfaction and market share goals. If a dealer fails the requirements of its dealer agreement, then the manufacturer may
(i) impose additional conditions in subsequent dealer agreements; (ii) terminate its dealer agreement (iii) limit allocations of inventory; (iv) reduce reimbursement rates for warranty work performed by the dealer; and/or (v) deny approval of future acquisitions.

COMPETITION
The Company, as a consolidator of motorcycle dealerships, has no direct competition. The Company knows of no other publicly traded company that conducts business in acquiring and/or consolidating the retail motorcycle market. The Company is aware of several large private companies whose business operates around the acquisition, consolidation and operation of motorcycle dealerships.

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

Regarding the retail stores, the Company faces competition from other motorcycle dealerships. V-Twin's competitive position within the industry will be largely determined by its ability to offer competitive motorcycle brands and models, and its ability to offer value and service to its customers, both in the factory replacement parts retail sector and in the service sector. The Company anticipates increasing its advertising in its retail markets to continue to compete effectively.

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

SEASONALITY
The Company experiences seasonal fluctuations in motorcycle sales at some of its locations, as at least two of its locations are in climates where harsh weather hinders sales during colder months.

TRADEMARKS
The Company owns all right, title and interest to the trademarks BIKERS DREAM and WHERE DREAMS BECOME REALITY and the federal trademark registrations for those marks, including the right to license the use of those trademarks to third parties. The Company also owns all right, title and interest to the trademark CYCLECLICK.COM and the pending application for federal trademark registration of that mark, including the right to license the use of that mark to third parties.

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

The Company has never been subject to any requirement of government approval for its operations, other than the application and eventual issuance of the relevant Department of Motor Vehicle licenses for its retail locations to operate as motorcycle dealerships. The Company does not anticipate any material business change due to probable governmental regulations.

The Company complies with all applicable environmental laws (federal, state and local) to the extent required. These costs are carried as normal business operating expenses and are not considered material.

EMPLOYEES
As of June 30, 2000, the Company had 80 full-time employees. The Company may add home office supervisory, marketing and administrative staff as the Company continues to grow. The Company provides its employees with health insurance. The Company is not subject to any collective bargaining agreements.

RISK FACTORS

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

FUTURE CAPITAL NEEDS; DEBT SERVICE REQUIREMENTS; POSSIBLE DILUTION THROUGH ISSUANCE OF STOCK
The Company's future capital requirements will depend upon the size, timing, and structure of future acquisitions and its working capital and general corporate needs. To the extent that future acquisitions are wholly or partially financed through common stock or securities convertible into or exercisable into common stock, the voting power of existing stockholders will be diluted and earnings per share could be reduced. The extent to which the Company will be able or willing to use common stock for acquisitions will depend on the market value of its common stock from time to time. It will also depend on the willingness of potential sellers of dealerships to accept common stock as full or partial consideration. The Company's growth could be materially limited if the Company is unable to use its common stock as consideration in acquisitions, to generate cash from operations, or to obtain additional debt or equity financing.

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

There can be no assurance that financing or investments will be available if and when needed or will be available on terms acceptable to the Company or future affiliates and/or subsidiaries. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the Company's growth prospects and its business, financial condition, and results of operations.

POTENTIAL INABILITY TO FINANCE FUTURE CAPITAL NEEDS; OPERATING LOSS
The Company's operations to date have consumed substantial amounts of cash. The Company incurred an operating loss of $1,276,077 for the fiscal year ended June 30, 2000. The continuing operation of the Company's business may require the availability of additional funds. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing or investments. Without continued increases in revenue or obtaining additional financing or investment, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

RISKS ASSOCIATED WITH ACQUISITIONS
The Company's long-term growth plan includes building market presence in the motorcycle market through acquisitions and strategic alliances. There can be no assurance that the Company will be able to pursue acquisitions without additional financing, that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to manage profitably its previously-acquired businesses or any additional businesses or to integrate successfully such businesses into the Company without substantial costs, delays or other problems. The Company's recent acquisitions involve, and any future acquisitions will involve, a number of risks commonly encountered in such transactions, including: difficulties associated with assimilating the personnel and operations of an acquired business; the Company's potential inability to achieve expected financial results or strategic goals for the acquired stores or business; the potential disruption of the Company's ongoing business; the diversion of significant management and other Company resources; adverse short-term effects on the Company's operating results; increased dependence on the retention, hiring and training of key personnel; and risks associated with unanticipated problems or legal liabilities. Some or all of these risks could have a material and adverse effect on the Company's business, operating results and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

At June 30, 2000, the Company operated two retail locations in Northern Virginia; two in Southern California; one in Texas and one in North Carolina. Its corporate office operates out of one of its Virginia locations. The Company has lease commitments for its retail locations ranging from one month to two and a half years. The monthly rent commitments range from $2,200 to $13,881.

In November 1999, the Affiliate placed a security deposit of $7,850 to move its Springfield location. This new location is currently under zoning approval and refurbishment by its landlord. The Company anticipates moving to the new location by December 31, 2000. The lease for the current Springfield location is month to month.

ITEM 3. LEGAL PROCEEDINGS

In May 2000, the Company was sued by V-Twin Manufacturing Corp. for trademark infringement and related claims in the United States District Court for the

District of New Jersey regarding its use of the term "V-Twin". V-Twin Manufacturing claims that the Company's use of the term V-Twin by itself (it does not complain about the use of the term as part of its name "V-Twin Holdings") somehow violates trademark rights it has in that term. In September 2000, the Company filed a Motion to Dismiss the Action and a Motion for Sanctions on the ground that the Plaintiff previously admitted that the term V-Twin was generic and therefore is not entitled to trademark protection. A ruling from the Court is expected before the end of the year. The Company does not expect any material costs or effects upon its business as a result of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

V-Twin's Common Stock has been traded since June 7, 1999, on the NASDAQ Bulletin Board under the symbol VTWN. The following table reflects the high and low bid prices of the Company's Common Stock, as reported by the OTC Bulletin Board. This High/Low Bid information reflects inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

6/7/99 to 6/30/99                                 7/1/99 to 9/30/99
--------------------------                        ------------------------------
HIGH $2.50       LOW  $2.00                       HIGH $4.50      LOW $2.25

10/1/99 to 12/31/99                               1/1/00 to 3/31/00
--------------------------                        ------------------------------
HIGH $6.12       LOW $4.25                        HIGH $13.75     LOW $5.75

4/1/00 to 6/30/00
--------------------------
HIGH $12.75      LOW $6.00


To date the Company has not paid any cash dividends on its Common Stock and does not expect to pay any in the foreseeable future. As of June 30, 2000, there were 330 shareholders of record of the Company's Common Stock.

Within the past three years, the only sales of unregistered securities the Company has undertaken have been the securities issued to V-Twin's management and its 5% persons. Additionally, shares were distributed, on a one for one basis, to the former CIU shareholders in the recent merger conducted under the laws of the District of Columbia.

Information regarding sales of unregistered securities as required by Section
228.701 (Item 701) can be found in V-Twin's third amended Form 10-SB filed on February 19, 1999 at pages 22 and 23, and related exhibits therein.

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

DATE         TITLE                   AMOUNT   CONSIDERATION          PURCHASER
------------------------------------------------------------------------------------------
3/00         Common Stock            265,500  $ 637,500        (1)   Private investors

3/00         Common Stock             14,000  $  42,000        (2)   Advisers

4/00         Common Stock             65,000  $ 227,500        (1)   Private investors

(1) The Company issued 330,500 restricted common shares to private investors.

(2) Effective March 31, 2000, the Company issued 14,000 restricted common shares to legal and business advisers in lieu of cash payments. These issued shares were valued at $3.00 per share and the value was expensed by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended), which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, those discussed below as well as those discussed under "Item 1. Business--Risk Factors". The following information should be read in conjunction with the audited financial statements and notes appearing elsewhere in this Form 10-KSB.

The Company is primarily engaged in the acquisition and management of motorcycle dealerships and related businesses. On January 31, 2000 the Company purchased certain assets and assumed certain liabilities of five motorcycle dealerships. (See Note 3 to the Combined Financial Statements.) The Company continues to identify and review other potential acquisitions.

The total assets of the Company at June 30, 2000 were $ 6,427,712, and at June 30, 1999 were $1,531,740. The increase in the assets is primarily due to the acquisition of the assets of the Bikers Dream locations undertaken by the Company in January 2000 (hereinafter the "Bikers Dream transaction"). In addition, the Company has invested in additional inventory, including new and used motorcycles and parts and accessories. During the year ended June 30, 2000, the Company placed a total of $75,000 in letters of credit to secure increases in a floorplan line to support one of its motorcycle lines, thereby allowing the Company to add new motorcycles.

The Company's liabilities increased from $1,173,253 at June 30, 1999 to $5,632,552 at June 30, 2000. This increase is partially due to the Bikers Dream transaction in which the Company entered into a $1,000,000 five-year note payable. At June 30, 2000, the Company still owed approximately $1.1 million of the floorplan financing debt assumed in the Bikers Dream transaction, even though most of the funded motorcycles have been sold. The Company's debt also increased due to the Company's ability to finance additional motorcycle purchases.

Total capital in consolidation was $358,487 at June 30, 1999, and at June 30, 2000 was $795,160. During the twelve months ended June 30, 2000, the Company issued 444,400 common shares for an aggregate amount of $1,074,000. In addition, the Company issued 83,333 shares of common stock, valued at $500,000, as part of the purchase price in the Bikers Dream transaction.

Total revenue for the twelve-month period ending June 30, 2000 was $10.9 million as compared to $1.5 million for the same period in 1999. Gross profit for the twelve-month period ending June 30, 2000 was $2.6 million as compared to $393,309 for the same period in 1999. The increase in revenues and gross profits is primarily attributable to last year's retail stores being open for a full year in fiscal 2000 as well as additional revenue from the Bikers Dream stores purchased in January 2000. Gross profit as a percent of total revenue decreased from 26% at June 30, 1999 to 24% at June 30, 2000.

The Company's operating expenses increased from $591,756 in fiscal 1999 to $3.8 million in fiscal 2000. Operating expense as a percent of total revenue improved to 35% in fiscal 2000 from 38% in fiscal 1999. The higher dollar amount of expenses is due to the full year of operations for two of the Company's stores as well as additional expenses associated with the Bikers Dream stores.

The Company had a net loss for the twelve month period ended June 30, 2000 of $1,276,077 or ($0.33) per share. The net loss for the same period in 1999 was $213,113 or ($0.07) per share. The Company's net loss for the twelve months ending June 30, 2000 is primarily attributable to the assimilation of the Bikers Dream stores acquired in January 2000 as well as certain corporate costs associated with the Bikers Dream transaction, including accounting fees, legal expenses, and travel. The Bikers Dream stores contributed approximately half of the Company's net loss during fiscal 2000.

To address this loss, the Company closed one of the Bikers Dream stores in fiscal 2000 and a second Bikers Dream store in September 2000. Closing costs for both these stores are recorded in fiscal 2000. In fiscal 2001, the Company has increased advertising and promotion expenses at the remaining three Bikers Dream stores in order to increase the number of motorcycle sales. The Company also anticipates revenues to increase next year due to stocking of new models of motorcycles at some of the Bikers Dream locations. The Company purchased an existing motorcycle dealership in Fort Worth, Texas for approximately $60,000. The Company plans on transferring inventories from its aforementioned closed locations to this new location. As of the date of this filing, the Company has reached dealer agreements with several other motorcycle manufacturers. Management believes that these manufacturers will provide motorcycles with price points both above and below the current Ultra motorcycles existent on the showroom floors. This will help attract new customers to the retail locations.

The Company experiences seasonal fluctuations in motorcycle sales at some of its locations, as at least two of its locations are in climates where harsh weather could hinder sales during colder months.

Liquidity
The Company anticipates meeting its working capital needs through operations and the private placement of securities to accredited investors. The Company expects to have sufficient funds resulting from continuing operations to satisfy most of its operating cash requirements for the next 12 months, in view of positive sales trends in the first quarter of fiscal 2001 in several of its retail locations, including two of its previous underachieving retail locations.

The Company anticipates raising additional funds to acquire additional dealerships, to fund its e-commerce enterprise, and as needed, for operations.

Since June 30, 2000 through the date of this report, the Company has raised $777,350 in private placements.

On January 31, 2000, the Company purchased the assets and assumed certain liabilities for five (5) retail locations (the "Bikers Dream transaction" or the "Bikers Dream stores") from Ultra Motorcycle Co. At closing, the consideration paid to Ultra included cash of $37,000, the issuance of 83,333 restricted common shares, the assumption of $1.2 million of floorplan financing and a five year promissory note for $1,000,000. The $1,000,000 note bears interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable commencing May 1, 2001 in sixteen (16) consecutive quarterly installments.

The assets that the Company purchased are new and used motorcycles, motorcycle parts and accessories, service department equipment, office and other equipment and deposits. In addition to the assets purchased, the Company also received the licensing rights to the trade name "Bikers Dream", and the Bikers Dream on-line superstore (www.bikers-dream.com). The Company recognized $964,000 in goodwill related to this transaction. (See Note 3 to the Combined Financial Statements.)

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements that are secured by the underlying motorcycle inventory and the assets of the Company. At June 30, 2000, floorplan financing totaled $2.6 million, and is recorded as short-term debt. The Company has floorplan financing arrangements with several financing companies. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus five depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued.

The Company's operations to date have consumed substantial amounts of cash. The Company incurred an operating loss of $1,276,077 for the fiscal year ended June 30, 2000. The continuing operation of the Company's business may require the availability of additional funds. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of investments or financing. Without continued increases in revenue or obtaining additional financing or investment, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

Management continues to negotiate with several vendors so that CycleClick.com can purchase products direct from the manufacturers and distributors at reduced wholesale prices, as a result of the Company's aggregated purchasing power. Management believes that a large audience of motorcycle riders will be attracted to one of the two consumer oriented web sites: www.bikers-dream.com will serve enthusiasts of heavy cruisers such as Harley-Davidson, Ultra, and other U.S. made custom motorcycles; and www.sportbike.net will attract the sports bike riders who own Japanese, US and European manufactured motorcycles.

During the year ending June 30, 2000, the Company issued warrants to purchase 15,000 restricted common shares at an exercise price of $3.50 per share. The warrants are exercisable for a period of 60 months. The issue price of the warrants was below the market price. Accordingly, the Company recognized an expense of $138,750 and increased additional paid in capital for the same amount.

Also during the same period, the Company issued warrants to purchase 200,000 restricted common shares at an exercise price of $9.50 per share. The warrants are exercisable for a one-year period and were issued in exchange for work done on its business-to-business website.

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

ITEM 7. FINANCIAL STATEMENTS

                       V-TWIN HOLDINGS, INC. AND AFFILIATE


                          Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


                                    CONTENTS




                                                                                                 Page Number
                                                                                                 -----------

Report of Independent Auditors.............................................................................1


Financial Statements:

   Combined Balance Sheets.................................................................................2

   Combined Statements of Operations.......................................................................3

   Combined Statements of Stockholders' Equity.............................................................4

   Combined Statements of Cash Flows.......................................................................5

   Notes to Combined Financial Statements.............................................................6 - 17

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
V-Twin Holdings, Inc. and Affiliate
Washington, DC


We have audited the accompanying combined balance sheets of V-Twin Holdings, Inc. (formerly V-Twin Acquisitions, Inc.) and Affiliate (the "Company") as of June 30, 2000 and 1999, and the related combined statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000 and the period from inception (July 10, 1998) to June 30, 1999. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe the taking of physical inventories at June 30, 1999 (stated at $1,080,733), since that date was prior to the time we were initially engaged as independent auditors for the Company. Accordingly, we were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined necessary had we been able to observe the Company's physical inventories as of June 30, 1999, the combined financial statements referred to above present fairly, in all material respects, the financial position of the V-Twin Holdings, Inc. and Affiliate as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the year ended June 30, 2000 and the period from inception (July 10, 1998) to June 30, 1999 in conformity with generally accepted accounting principles.




KAUFMAN DAVIS, PC
Certified Public Accountants                                      Bethesda, MD

September 29, 2000

                       V-TWIN HOLDINGS, INC. AND AFFILIATE


                             Combined Balance Sheets

                             June 30, 2000 and 1999


                                                      ASSETS

                                                                          2000                          1999
                                                                   --------------------          -------------------
Current assets:
    Cash .....................................................  $              472,394        $             220,460
    Restricted cash ..........................................                 183,623                      125,000
    Accounts receivable, net .................................                 643,591                       61,068
    Inventory, net ...........................................               3,765,020                    1,080,733
    Other current assets .....................................                 178,481                       33,513
                                                                   --------------------          -------------------
       Total current assets ..................................               5,243,109                    1,520,774

Property and equipment, net ..................................                 247,760                       10,966
Goodwill, net ................................................                 936,843                            -
                                                                   --------------------          -------------------


           Total assets ......................................  $            6,427,712        $           1,531,740
                                                                   ====================          ===================


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable and
        floorplan debt .......................................  $            2,707,390        $             927,100
    Current maturities of capital lease obligations ..........                  15,689                            -
    Accounts payable .........................................                 526,188                      127,549
    Accrued expenses .........................................                 207,419                       67,823
    Customer deposits ........................................                  88,154                       50,781
                                                                   --------------------          -------------------
       Total current liabilities .............................               3,544,840                    1,173,253

Notes payable ................................................               2,050,325                            -

Capital lease obligations, less current maturities ...........                  37,387                            -

Stockholder's equity:
    Common stock .............................................                   4,127                        3,600
    Additional paid-in-capital ...............................               2,280,223                      568,000
    Accumulated deficit ......................................              (1,489,190)                    (213,113)
                                                                   --------------------          -------------------
       Total stockholders' equity ............................                 795,160                      358,487
                                                                   --------------------          -------------------


           Total liabilities and stockholders' equity ........  $            6,427,712        $           1,531,740
                                                                   ====================          ===================


                 See accompanying notes to financial statements.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE


                        Combined Statements of Operations

                  Year ended June 30, 2000 and the period from
                   inception (July 10, 1998) to June 30, 1999


                                                                                     2000                          1999
                                                                              --------------------           ------------------
Revenues:
    Sales income ....................................................      $           10,273,769         $          1,441,876
    Service income ..................................................                     610,748                       97,360
                                                                              --------------------           ------------------
       Total revenue ................................................                  10,884,517                    1,539,236


Cost of goods sold ..................................................                   8,260,505                    1,145,927
                                                                              --------------------           ------------------

    Gross margins ...................................................                   2,624,012                      393,309

Operating expenses ..................................................                   3,841,703                      591,756
                                                                              --------------------           ------------------
    Operating loss ..................................................                  (1,217,691)                    (198,447)

Other expenses/(income):
    Interest expense ................................................                     218,869                       14,666
    Other income ....................................................                     (93,968)                           -
    Interest income .................................................                     (66,515)                           -
                                                                              --------------------           ------------------
       Total other expenses, net ....................................                      58,386                       14,666

Net loss ............................................................      $           (1,276,077)        $           (213,113)
                                                                              ====================           ==================


Net loss per common share:
    Basic and diluted ...............................................      $                (0.33)        $              (0.07)
                                                                              --------------------           ------------------

Weighted average number of outstanding
    common shares ...................................................                   3,830,556                    3,000,033
                                                                              ====================           ==================


                 See accompanying notes to financial statements.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                   Combined Statements of Stockholders' Equity

                  Year ended June 30, 2000 and the period from
                   inception (July 10, 1998) to June 30, 1999



                                                                       Common                 Class A Common Stock
                                                                       Stock       -------------------------------------------
                                                                        CIU                Shares                 Amount
                                                                   --------------  ------------------------   ----------------

Balance at July 10, 1998 ....................................   $          1,000                         -    $             -

CIU stock and treasury stock retired in
    connection with merger of the Company ...................             (1,000)                        -                  -

Exchange of 1,000,000 shares outstanding of CIU common stock for:

    808,727 shares outstanding of V-Twin
    Class A common stock (par value $.001) ..................                  -                   808,727                809

    191,273 shares outstanding of V-Twin
    Class B common stock (par value $.001) ..................                  -                         -                  -

Exchange Class B for Class A (to create one
    unitary class) and ......................................                  -                  (808,727)              (809)
    a one for three (1:3) forward split .....................                  -                 3,000,000              3,000

Reduction in additional paid-in-capital
    in connection with forward split ........................                  -                         -                  -

Cash of $170,500 from three shareholders ....................                  -                         -                  -

Issuance of 600,000 shares and 600,000
     warrants for cash ......................................                  -                   600,000                600

Issuance of V-Twin Acquisitions of Virginia, Inc.
    common stock at $.001 per share .........................                  -                       100                  -


Net loss from inception
    (July 10, 1998) to June 30, 1999 ........................                  -                         -                  -
                                                                   --------------     ---------------------      -------------

Balance at June 30, 1999 ....................................   $              -                 3,600,100    $         3,600

Issuance of common stock and exercise of
     warrants at an average price of $2.41 ..................                  -                   444,400                444

Issuance of warrants to an investor .........................                  -                         -                  -

Issuance of common stock in connection
    with the acquisition of Bikers Dream stores .............                  -                    83,333                 83


Net loss at June 30, 2000 ...................................                  -                         -                  -
                                                                   --------------     ---------------------      -------------

Balance at June 30, 2000 ....................................   $              -                 4,127,833    $         4,127
                                                                   ==============     =====================      =============


                                                                        Class B Common Stock                   Additional
                                                                --------------------------------------          Paid in
                                                                      Shares               Amount               Capital
                                                                --------------------   ---------------   ---------------------

Balance at July 10, 1998 ....................................                     -    $            -    $                  -

CIU stock and treasury stock retired in
    connection with merger of the Company ...................                     -                 -                       -

Exchange of 1,000,000 shares outstanding of CIU common stock for:

    808,727 shares outstanding of V-Twin
    Class A common stock (par value $.001) ..................                     -                 -                       -

    191,273 shares outstanding of V-Twin
    Class B common stock (par value $.001) ..................               191,273               191                       -

Exchange Class B for Class A (to create one
    unitary class) and ......................................              (191,273)             (191)                      -
    a one for three (1:3) forward split .....................                     -                 -                       -

Reduction in additional paid-in-capital
    in connection with forward split ........................                     -                 -                  (2,000)

Cash of $170,500 from three shareholders ....................                     -                 -                 170,500

Issuance of 600,000 shares and 600,000
     warrants for cash ......................................                     -                 -                 399,400

Issuance of V-Twin Acquisitions of Virginia, Inc.
    common stock at $.001 per share .........................                     -                 -                     100


Net loss from inception
    (July 10, 1998) to June 30, 1999 ........................                     -                 -                       -
                                                                  ------------------       -----------      ------------------

Balance at June 30, 1999 ....................................                     -    $            -    $            568,000

Issuance of common stock and exercise of
     warrants at an average price of $2.41 ..................                     -                 -               1,073,556

Issuance of warrants to an investor .........................                     -                 -                 138,750

Issuance of common stock in connection
    with the acquisition of Bikers Dream stores .............                     -                 -                 499,917


Net loss at June 30, 2000 ...................................                     -                 -                       -
                                                                  ------------------       -----------      ------------------

Balance at June 30, 2000 ....................................                     -    $            -    $          2,280,223
                                                                  ==================       ===========      ==================

                                                                                              Treasury             Total
                                                                     Accumulated               Stock           Stockholders'
                                                                       Deficit                  CIU               Equity
                                                                ----------------------      -----------   ----------------------

Balance at July 10, 1998 ....................................   $                   -    $        (667)   $                 333

CIU stock and treasury stock retired in
    connection with merger of the Company ...................                       -              667                     (333)

Exchange of 1,000,000 shares outstanding of CIU common stock for:

    808,727 shares outstanding of V-Twin
    Class A common stock (par value $.001) ..................                       -                -                      809

    191,273 shares outstanding of V-Twin
    Class B common stock (par value $.001) ..................                       -                -                      191

Exchange Class B for Class A (to create one
    unitary class) and ......................................                       -                -                   (1,000)
    a one for three (1:3) forward split .....................                       -                -                    3,000

Reduction in additional paid-in-capital
    in connection with forward split ........................                       -                -                   (2,000)

Cash of $170,500 from three shareholders ....................                       -                -                  170,500

Issuance of 600,000 shares and 600,000
     warrants for cash ......................................                       -                -                  400,000

Issuance of V-Twin Acquisitions of Virginia, Inc.
    common stock at $.001 per share .........................                       -                -                      100


Net loss from inception
    (July 10, 1998) to June 30, 1999 ........................                (213,113)               -                 (213,113)
                                                                   -------------------      -----------     --------------------

Balance at June 30, 1999 ....................................   $            (213,113)   $           -    $             358,487

Issuance of common stock and exercise of
     warrants at an average price of $2.41 ..................                       -                -                1,074,000

Issuance of warrants to an investor .........................                       -                -                  138,750

Issuance of common stock in connection
    with the acquisition of Bikers Dream stores .............                       -                -                  500,000


Net loss at June 30, 2000 ...................................              (1,276,077)               -               (1,276,077)
                                                                   -------------------      -----------     --------------------

Balance at June 30, 2000 ....................................   $          (1,489,190)   $           -    $             795,160
                                                                   ===================      ===========     ====================


                See accompanying notes to financial statements.

                      V-TWIN HOLDINGS, INC. AND AFFILIATE


                       Combined Statements of Cash Flows

                  Year ended June 30, 2000 and the period from
                   Inception (July 10, 1998) to June 30, 1999


                                                                                     2000                        1999
                                                                             ---------------------       ---------------------
Cash flows from operating activities:
     Net loss ........................................................    $            (1,276,077)        $          (213,113)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Bad debt expense ................................................                     64,334                           -
     Depreciation and amortization ...................................                     56,348                         353
Changes in operating assets and liabilities:
     Accounts receivable .............................................                   (555,857)                    (61,068)
     Inventory .......................................................                    470,328                    (153,633)
     Other current assets ............................................                   (111,968)                    (33,513)
     Accounts payable ................................................                    398,639                     127,549
     Accrued expenses ................................................                    139,596                      67,823
     Customer deposits ...............................................                     37,373                      50,781
     Lease commitments ...............................................                     53,076                           -
                                                                             ---------------------       ---------------------
         Net cash used in operating activities .......................                   (724,208)                   (214,821)
                                                                             ---------------------       ---------------------

Cash flows from investing activities:
     Cash portion of Bikers Dream transaction ........................                    (36,610)                          -
     Additions to property and equipment .............................                   (141,375)                    (11,319)
     Increase in investments .........................................                    (58,623)                   (125,000)
                                                                             ---------------------       ---------------------
         Net cash used in investing activities .......................                   (236,608)                   (136,319)
                                                                             ---------------------       ---------------------

Cash flows from financing activities:
     Proceeds from sale of common stock and warrants .................                        444                     401,100
     Proceeds from additional paid in capital ........................                  1,212,306                     170,500
                                                                             ---------------------       ---------------------
         Net cash provided by financing activities ...................                  1,212,750                     571,600
                                                                             ---------------------       ---------------------

Net increase in cash .................................................                    251,934                     220,460

Cash at beginning of period ..........................................                    220,460                           -
                                                                             ---------------------       ---------------------

Cash at end of period ................................................    $               472,394     $               220,460
                                                                             =====================       =====================


                See accompanying notes to financial statements.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


1.  ORGANIZATION

V-Twin Holdings, Inc., formerly V-Twin Acquisitions, Inc. (the "Company"), was organized under the laws of the District of Columbia on July 10, 1998. On July 10, 1998, the Company completed a merger with Commercial Indemnity Underwriters, Inc. ("CIU") with the Company as the surviving entity. CIU, formerly known as American Solid Fuel, Inc. ("ASFI"), was an inactive company until its merger with the Company. ASFI was formed in August 1988, and successfully completed a public offering through an S-18 registration. CIU had no assets, liabilities, income or expenditures from operations and accordingly, there was no historical carry-over basis. In December 1999, the Company's Board of Directors approved the change of the Company name to V-Twin Holdings, Inc.

On January 31, 2000, the Company acquired the assets and certain liabilities of five motorcycle dealerships from Ultra Acquisition Company. These dealerships are located in the states of Texas, California and North Carolina. V-Twin Holdings (CA), Inc. is a wholly-owned subsidiary of the Company organized under the laws of California on January 19, 2000 to operate motorcycle dealerships in California.

On March 24, 2000, the Company formed CycleClick.com, LLC to facilitate the creation of an e-commerce and business to business website. CycleClick.com, LLC is a wholly-owned subsidiary of V-Twin Holdings, Inc.

V-Twin Acquisitions, Inc. of Virginia (the "Affiliate") is a privately held corporation organized under the laws of Virginia on March 30, 1999 to own and operate motorcycle dealerships in Virginia. The Affiliate owns two motorcycle dealerships operating in Virginia.

The Company intends to continue to acquire independent motorcycle dealerships and create a nationwide marketing, distribution and retail organization that leverages multiple sources of sales and sales leads, including internet commerce, direct marketing, retail sales and service.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The combined financial statements of the Company include the accounts of its wholly-owned subsidiaries V-Twin Holdings (CA), Inc. and CycleClick.com, LLC and its affiliate, V-Twin Acquisitions, Inc. of Virginia. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the period reported. Actual results could differ from the estimates.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncollectible accounts are charged against the allowance. At June 30, 2000 and 1999, the allowance for doubtful accounts was $64,000 and $53,000, respectively.

Inventory Valuation - Inventory is valued at the lower of cost or market using the average cost method. Obsolete or damaged goods are reduced to estimated net realizable values.

Cash and Cash Equivalents - For purposes of the combined statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

The Company places its cash with commercial financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2000, the Company has cash balances of approximately $190,000 in excess of the insured amount.

Property and Equipment - Property and equipment are recorded at cost. Depreciation expense of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, as follows:

                     Office and computer equipment................................. 5 years
                     Machinery and equipment....................................... 7 years
                     Leasehold improvements........................................ life of the lease

Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Goodwill - The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired is amortized on a straight-line basis over a period of 15 years.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted taxes expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has a valuation allowance offsetting any deferred tax assets for the years ending June 30, 2000 and 1999.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options, warrants and contingent shares.

3.  ACQUISITIONS

In January 2000, the Company purchased from Ultra Acquisition Company ("Ultra") the assets and assumed certain liabilities of five retail motorcycle dealerships (each doing business as "Bikers Dream") located in the states of Texas, California and North Carolina. Consideration paid to Ultra consisted of 83,333 shares of common stock valued at $500,000, $37,000 cash and the issuance of a promissory note payable for $1,000,000. The promissory note matures in five years, accrues interest at 5% and is secured by the assets of the Bikers Dream stores. Payments of interest and principal begin in May 2001. The acquisition was accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations," ("APB Opinion 16") to record the purchase of the asset and certain liabilities. The operating results of the acquired locations have been included in the accompanying combined financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based upon their respective fair market values. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $964,000 was recorded and is being amortized on a straight-line basis over 15 years. Amortization of goodwill totaled $26,767 for the year ending June 30, 2000.

Since the Company filed its 10-QSB for the period ending March 31, 2000, the Company closed one Bikers Dream store and a second Bikers Dream store was closed subsequent to June 30, 2000. Accordingly, the purchase price was adjusted to reflect the net realizable value of the closed stores' purchased assets. Subsequent to the acquisition, the Company discovered discrepancies in the parts and accessory inventory acquired in the transaction. The amount of goodwill, as previously reported in the March 31, 2000 Form 10-QSB, increased to $964,000 as a result of such adjustments.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


3.  ACQUISITIONS (CONTINUED)

The purchase price of the assets acquired and liabilities assumed from Ultra is as follows:

    Cash...........................................................................             $             37,000
    Issuance of note payable.......................................................                        1,000,000
    Fair value of common stock issued..............................................                          500,000
                                                                                                   --------------------
                                                                                                $          1,537,000
                                                                                                   ====================

The purchase price is allocated as follows:

    Receivable due from Ultra.....................................................              $             91,000
    Inventory.....................................................................                         1,642,000
    Other current assets..........................................................                            33,000
    Property and equipment........................................................                           125,000
    Goodwill......................................................................                           964,000
    Liabilities assumed...........................................................                        (1,318,000)
                                                                                                   --------------------
                                                                                                $          1,537,000
                                                                                                   ====================

APB Opinion 16 requires, for purchase business combinations, the presentation of pro-forma combined results of operations for the current year and comparable prior year period as if the transaction had occurred at the beginning of the period. The following unaudited pro-forma results of operations are not necessarily indicative of actual future results of operations. Because the Company was a start-up in the prior year and meaningful comparative financial statements are not available, the pro-forma results are presented for the current year only.

                                                                                                       Year ended June
                                                                                                           30, 2000
                                                                                                      -------------------

      Revenue........................................................................              $        18,450,000
      Gross margin...................................................................              $         5,100,000
      Net loss before provision for income taxes.....................................              $           (77,000)

      Net loss.......................................................................              $           (77,000)
      Net loss per common and common equivalent share................................              $              (.02)

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999

3.  ACQUISITIONS (CONTINUED)

In April 1999, the Affiliate purchased the ongoing operations plus certain assets and liabilities of a retail motorcycle dealership located in Herndon, Virginia. The acquisition was accounted for using the purchase method under APB Opinion 16, and accordingly, the operating results of the acquired company have been included in the accompanying combined financial statements since the date of acquisition. The aggregate purchase price was approximately $300,000 and has been allocated to the assets and liabilities acquired based upon their respective fair market values. No goodwill was recognized in connection with this transaction.

4.  RESTRICTED CASH

Restricted cash consists primarily of certificates of deposit, which serve as security for letters of credit required to obtain inventory floorplan financing. These investments bear interest between 5.86% and 6.11% with one-year terms and are expected to be held to maturity. The carrying amounts reported in the combined balance sheets for these financial instruments are at cost, which approximates fair market value.

5.  INVENTORY

Inventory consists of the following:

                                                                                        June 30,                   June 30,
                                                                                          2000                       1999
                                                                                   -------------------        -----------------
      Motorcycles and other vehicles............................                $         3,113,013          $          858,630
      Parts and accessories.....................................                            831,007                     222,103
      Reserve for obsolescence..................................                           (179,000)                          -
                                                                                   -------------------        -----------------
                                                                                $         3,765,020          $        1,080,733
                                                                                   ===================        =================

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                       June 30,                  June 30,
                                                                                         2000                      1999
                                                                                   -----------------         -----------------
      Office and computer equipment.................................             $         81,348         $           6,662
      Machinery and equipment.......................................                      116,396                     4,657
      Vehicles......................................................                       61,332                         -
      Leasehold improvements........................................                       18,620                         -
                                                                                   -----------------         -----------------
                                                                                          277,696                    11,319
      Less: accumulated depreciation and amortization...............                      (29,936)                     (353)
                                                                                   -----------------         -----------------
                                                                                 $        247,760         $          10,966
                                                                                   =================         =================


Depreciation and amortization expense for property and equipment was $29,583 for the year ended June 30, 2000 and was $353 for the period from inception (July 10, 1998) to June 30, 1999.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


7.  DEBT

Floorplan

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements with various lenders that are secured by the underlying motorcycle inventory and the assets of the Company. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus 5% depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued. Amounts due to the lenders totaled $2,644,892 and $927,100 at June 30, 2000 and 1999, respectively.

Other Debt

In connection with the purchase of motorcycle dealerships from Ultra (as discussed in Note 3), the Company executed a five year promissory note payable for $1,000,000. The note accrues interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable in sixteen quarterly installments of $62,500 of principal plus interest beginning in May 2001.

In connection with the acquisition of the five motorcycle retail stores (as described in Note 3), the Company obtained financing for the purchase of new and used motorcycles from a financing company owned and operated by an officer and director of the Company. The financing arrangement provides for a credit facility of $1,500,000. Interest accrues at the prime rate of interest plus 3.5% for new vehicles and prime rate of interest plus 5.5% for used vehicles. Outstanding balances due under the credit facility are secured by vehicles purchased for resale. At June 30, 2000, $1,112,825 was outstanding under the credit facility. For the year ended June 30, 2000, the Company accrued and paid interest totaling $26,791.

In October 2000, the Company and financing company mutually agreed to restructure the credit facility whereby a promissory note was executed for $1,112,825. The promissory note is unsecured, accrues interest at an annual rate of 10%, and is due (both principal and interest) in December 2002. As of June 30, 2000, the Company has classified this debt as long-term.

Maturities of notes payable and floorplan debt outstanding as of June 30, 2000 are as follows:

                     Fiscal Year
                ---------------------
                        2001 ....................................................................  $          2,707,390
                        2002 ....................................................................               250,000
                        2003 ....................................................................             1,362,825
                        2004 ....................................................................               250,000
                        2005 ....................................................................               187,500
                                                                                                     ------------------
                                                                                                   $          4,757,715
                                                                                                     ==================

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


8.  COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company currently leases equipment under non-cancelable capital leases. Amortization and depreciation related to capital leased equipment is included in depreciation and amortization expense.

The future minimum lease payments under non-cancelable capital leases at June 30, 2000 are as follows:

                Fiscal Year
                ---------------
                2001 ..........................................................................   $            20,269
                2002 ..........................................................................                20,269
                2003 ..........................................................................                13,430
                2004 ..........................................................................                 7,734
                2005 ..........................................................................                   394
                                                                                                     ------------------
                Total minimum lease payments ..................................................                62,096
                                                                                                     ------------------
                Less amount representing interest .............................................                (9,020)
                                                                                                     ------------------
                Present value of minimum lease payments .......................................                53,076

                Less current portion of capital lease obligations .............................               (15,689)
                                                                                                    ------------------
                Long term portion of capital lease obligations ................................   $            37,387
                                                                                                     ==================

Lease Commitments

The Affiliate entered into a ten year lease agreement beginning May 1, 1999, for office and retail space in Herndon, Virginia at an initial monthly rate of $8,850, which increased to $9,895 on May 1, 2000. In November 1999, the Affiliate also placed a security deposit of $7,850 to move its Springfield location. This new location is currently under refurbishment by its landlord. The Affiliate anticipates operating in this location by December 2000. The lease for the current Springfield location is on month to month basis, at $4,800 per month.

The Company has lease commitments for the retail locations purchased in January 2000, as a result of the assumption of the lease commitments in place when it acquired the locations. These commitments range from one month to two and a half years. In addition, the monthly rental ranges from $2,200 to $13,881.

Rent expense for the year ended June 30, 2000 was $344,848 and for the period from inception (July 10, 1998) to June 30, 1999 was $28,729.

Future minimum lease payments as of June 30, 2000 under all operating leases greater than one year are as follows:

                    Fiscal Year
                ---------------------
                        2001    ..............................................................     $            424,536
                        2002    ..............................................................                  429,185
                        2003    ..............................................................                  263,572
                        2004    ..............................................................                  244,990
                        2005    ..............................................................                  252,832
                        Thereafter  ..........................................................                1,211,358
                                                                                                     ------------------
                                                                                                   $          2,826,473
                                                                                                     ==================

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


9.  STOCKHOLDERS' EQUITY

Stockholders' equity is comprised of the following at June 30:

                                                                                              2000                  1999
                                                                                       --------------------    ----------------
      Common stock
            Company - $.001 par; 25,000,000 shares authorized;
              4,127,733 and 3,600,000 shares issued and
              outstanding at June 30, 2000 and 1999,
              respectively.................................................        $               4,127    $           3,600

            Affiliate - $.001 par - 100 shares, authorized, issued and
              outstanding..................................................                            -                    -
                                                                                       --------------------    ----------------
                      Total common stock...................................        $               4,127    $           3,600
                                                                                       ====================    ================

      Additional paid-in-capital...........................................
            Company........................................................        $           2,280,123    $         567,900
            Affiliate......................................................                          100                  100
                                                                                       --------------------    ----------------
                      Total additional paid in capital.....................        $           2,280,223    $         568,000
                                                                                       ====================    ================

      Accumulated deficit
            Company........................................................        $             (951,794)  $          (29,980)
            Affiliate......................................................                      (537,401)            (183,133)
                                                                                       --------------------    ----------------
                      Total accumulated deficit............................        $           (1,489,195)  $         (213,113)
                                                                                       ====================    ================

10.  EQUITY TRANSACTIONS

Common Stock

In July 1998, the Company merged with Commercial Indemnity Underwriters, Inc.
(CIU). In connection with this merger, all outstanding shares of CIU were exchanged for 808,727 Class A shares and 191,273 Class B shares. In August 1998, the Company's shareholders approved a one for three (1:3) forward stock split and the abolishment of the existing two classes of common stock resulting in a singular unitary class of common stock. At June 30, 1999, the Company had 25,000,000 shares authorized and 3,600,000 common shares issued and outstanding at a par value of $.001 per share.

During the year ended June 30, 2000, the Company issued 330,400 shares of common stock to various investors at an average price of $2.62 per share. The proceeds of such issuances totaled $865,000. During the year the Company also issued 14,000 shares to non-employees for services performed. The shares were valued at $42,000 and the amount has been changed to operating expenses. In August 1999, 100,000 warrants were exercised for $167,000 in cash, resulting in the issuance of 100,000 restricted common shares of the Company. In January 2000, the Company issued 83,333 shares of common stock, valued at $6.00 per share, in connection with the purchase of motorcycle dealerships from Ultra.

In April 1999, the Affiliate was incorporated in the state of Virginia. 100 shares of common stock were authorized and issued at par value of $.001 per share.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


10.  EQUITY TRANSACTIONS (CONTINUED)

Warrants

Effective February 25, 2000, the Company issued warrants to purchase 200,000 restricted common shares at an exercise price of $9.50 per share. The warrants are exercisable for a one year period.

On February 25, 2000, the Company issued 15,000 warrants to a non-employee at an exercise price of $3.50. The Company issued these warrants at a price substantially lower than the trading or closing price of the stock resulting in a charge to earnings of $138,750 and a corresponding increase to additional paid-in-capital.

In March 1999, the Company issued 600,000 shares of restricted common stock and warrants to purchase 600,000 additional shares of restricted common stock. The warrants are exercisable at $1.67 per share for a period of 54 months in consideration for $400,000 in cash received. In August 1999, 100,000 of these warrants were exercised for $167,000 in cash.

A summary of warrant activity follows:

                                                                                    Exercise            Number of Shares
                                                    Exercise Period               Price Range               Reserved
                                                -------------------------      -------------------      ------------------


   Issued during fiscal year 1999.........        1/28/98 - 1/28/2003        $         1.67                      600,000
                                                                                                        ------------------

June 30, 1999 - warrants outstanding......                                                                       600,000


   Issued during fiscal year 2000.........       2/25/2000 - 3/31/2005       $     3.50 - 9.50                   215,000

   Exercised during fiscal year 2000......                                   $         1.67                     (100,000)
                                                                                                        ------------------

June 30, 2000 - warrants outstanding......                                                                       715,000
                                                                                                        ==================

Additional Paid in Capital

During the period ended June 30, 1999, the Company received cash consideration of $170,500 as additional paid-in-capital from certain officers and directors of the Company.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


11.  INCOME TAXES

A reconciliation between the federal income tax benefit, applying U.S. federal statutory rates and the Company's effective income tax benefit, as reported in the accompanying combined financial statements is as follows:

                                                                                             2000                    1999
                                                                                      --------------------      ---------------
      Tax at statutory rate.....................................................                (34.0)%                (34.0)%

      State taxes (net of federal benefit)......................................                 (5.0)%                 (5.0)%

      Net operating loss carryforward...........................................                 (5.0)%                    - %

      Accruals and other expenses not deductible for federal
        income tax purposes, net ...............................................                 (2.0)%                  9.0 %
                                                                                      ---------------           ------------
                                                                                                (42.0)%                (30.0)%

      Valuation allowance on net deferred tax benefit...........................                (42.0)%                (30.0)%
                                                                                      ---------------
                                                                                                                ------------
                                                                                                   -  %                   -  %
                                                                                      ===============           ============

At June 30, 2000 and 1999, deferred taxes consist of:

                                                                                               2000                   1999
                                                                                        -----------------       ----------------
      Tax liability
          Depreciation and amortization..........................................     $          (9,123)     $              -

      Tax assets
          Net operating loss carryforward........................................               535,733                27,032
          Allowance for bad debts................................................                25,092                     -
          Other..................................................................                 2,472                 8,984
                                                                                        -----------------       ----------------
                                                                                                563,297                36,016
      Valuation allowance........................................................              (563,297)              (36,016)
                                                                                        -----------------       ----------------
      Net deferred tax asset.....................................................     $               -      $              -
                                                                                        =================       ================

At June 30, 2000, the Company had a net operating loss carryforward of approximately $1,400,000 which expires in the year 2020. A 100% valuation reserve has been provided due to uncertainty regarding the realization of the net deferred tax assets.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


12.  EARNINGS PER SHARE

The following data shows the amounts used in computing basic and diluted earnings per share for the year ended June 30, 2000 and the period from inception (July 10, 1998) to June 30, 1999.

                                                                                           2000                  1999
                                                                                    -------------------     ------------------
    Net loss to common shareholders........................................      $         (1,276,077)   $        (213,113)
                                                                                    ===================     ==================

    Weighted average number of outstanding common shares...................                 3,830,556            3,000,033
                                                                                    ===================     ==================

    Net loss - basic and diluted...........................................      $              (0.33)   $           (0.07)
                                                                                    ===================     ==================

13.  RELATED PARTY TRANSACTIONS

Two officers and directors of the Affiliate also serve as officers and directors of the Company. The two officers and directors of the Affiliate, owning collectively 100% of the outstanding common stock of the Affiliate, have agreed to pledge their shares pursuant to a trust agreement dated April 15, 1999, in consideration for the purchase of key man life insurance.

As described in Note 7, the Company has a credit facility of $1.5 million with a finance company that is owned and operated by an officer and director of the Company. At June 30, 2000, the Company has $1,112,825 outstanding under this credit facility. In connection with this credit facility, the Company incurred and paid interest of $26,791 during the year ended June 30, 2000.

In May 2000, the Affiliate entered into a $567,000 secured note agreement with two officers and directors of the Company and Affiliate for the future purchase of stock of the Affiliate. The note carries interest at 10% and is due in five years. Also in May 2000, the Affiliate assigned the note to the Company as payment on two notes entered into in 1999 between the Affiliate and the Company. In the Combined financial statements, the note and interest income and expense have been eliminated. No interest payments were made during the year ended June 30, 2000.

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                     Year ended June 30, 2000 and the period
                 from inception (July 10, 1998) to June 30, 1999


14.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Interest paid during the year ended June 30, 2000 was $218,867 and the period from inception (July 10, 1998) to June 30, 1999 was $14,641. No federal or state income taxes have been paid.

The Company executed a $1,000,000 promissory note to the seller in connection with the Bikers Dream transaction (See Note 3).

The Company acquired motorcycle inventory with a cost basis of $1,642,000 and assumed a corresponding financial liability of $1,318,000 during the year ending June 30, 2000. The Affiliate acquired motorcycle inventory with a cost basis of $927,100 and assumed a corresponding financial liability of the same amount during the year ending June 30, 1999.

In connection with the one for three (1:3) forward stock split and abolishment of the existing two classes of common stock, $2,000 was reclassified from additional paid-in-capital to common stock.

The Company issued warrants to an investor at an exercise price substantially lower than the quoted market price resulting a current charge to earnings of $138,750.

15.  SUBSEQUENT EVENTS

In September 2000, the Company closed the North Carolina Bikers Dream store. Costs associated with the closing of the store will be recorded in the first quarter ending September 30, 2000. Also in September 2000, the Company purchased a dealership in Ft. Worth, Texas for approximately $60,000. The dealership will become a Bikers Dream dealership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not now, nor have there been, disagreements with the Company's presently engaged accountants, Kaufman Davis, PC.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers consist of the following persons:

Name                                Office
---------------                     --------------
Ted Schwartzbeck                    Chairman and Chief Executive Officer
Richard J. Paone                    President, Director
Jay Pignatello                      Chief Financial Officer, Executive Vice
                                    President and Secretary, Director
David Settle                        Vice President, Director

Mr. Schwartzbeck, age 39, has been the Chairman and CEO of the Company since its inception. For the past 15 years he has been vice president of Century Steel Products, Inc., a specialty steel manufacturer in Sterling, Virginia, and has also been President and CEO of Century Industries, Inc. He studied at the University of Miami prior to beginning his business career.

Mr. Paone, age 40, has served as the Company's President since December, 1999. He served as the CFO from April 1999 through November, 1999. Mr. Paone has been a Director of the Company since April, 1999. Mr. Paone was the Managing Director of Investment Banking and Syndication at LT Lawrence & Co. from 1995 to 1998; Vice President of Investment Banking with Coleman & Company and RAS Securities during 1994 and 1995; Vice President of Investment Banking/Leveraged Buyouts with Weatherly Financial Group from 1992 to 1994; and Vice President of Investment Banking/Mergers & Acquisitions with Henry Ansbacher from 1989 to 1991. From 1984 to 1989 Mr. Paone founded and operated a direct marketing business, which he later sold. Mr. Paone received a Masters of Business Administration in Banking and Financial Markets from Adelphi University and a Bachelor of Arts in Economics from the State University of New York at Stony Brook.

Mr. Pignatello, age 30, has been an Executive Vice President, Secretary and Director since the Company's inception. Mr. Pignatello assumed the duties of CFO in December 1999. From 1997 to 1998, he was a Director and Vice President of Century Industries, Inc. In 1996 he worked as an assistant to the president of US Insurance Brokers, Inc. He was employed at the law firms of Arent, Fox, Kintner, Plotkin & Kahn and Reed, Smith, Shaw & McClay as a legal assistant from 1992 to 1996. He graduated from the University of Pennsylvania in 1992.

Mr. Settle, age 37, raced motocross motorcycles in Maryland and won several prestigious races from 1974 through 1994, from age 13 through age 33. He completed his racing days with the #5 plate in the Seniors class in the State of Maryland. He subsequently served with the U.S. State Department for several years as Supervisor of Foreign Embassy Elevator Maintenance, coordinating and supervising a substantial field service force. Mr. Settle has served on the Company's Board of Directors since its inception and acts as it Vice President.

Mr. Settle resigned from the Company as an Officer and Director on September 30, 2000. The Company has identified several possible replacements for the vacated Board seat.

The above Directors are all elected annually, and all the Directors except Mr. Paone have served since the Company's inception. Mr. Paone joined the Board in April 1999. All of the Directors were appointed to serve for the fiscal year of 2001 at the annual meeting in August 2000.

ITEM 10. EXECUTIVE COMPENSATION

The Chief Executive Officer does not receive any annual compensation from the Company. There are no officers or significant employees who have annual compensation over $100,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables are intended as a visual description:

Beneficial Owners

NAME AND ADDRESS                          TITLE OF CLASS                       NUMBER OF SHARES                  PERCENTAGE
                                                                               OWNED BENEFICIALLY                OF CLASS
-----------------------------------------------------------------------------------------------------------------------------------
Ted Schwartzbeck                          Common Voting                        582,090                           16%
c/o Cycle Sport
632 Grant Street
Herndon  VA  20170

Jay Pignatello                            Common Voting                        295,545                           8%
c/o Cycle Sport
632 Grant Street
Herndon  VA  20170


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Shareholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10%

Shareholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. The Company believes that, during the year ended June 30, 2000 no forms were required to be filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a credit facility of $1.5 million with a finance company that is owned and operated by Richard Paone, President and Director of the Company. At June 30, 2000, the Company has $1,112,825 outstanding under this credit facility. The Company incurred and paid interest of $26,791 to the finance company during the year ended June 30, 2000.

In May 2000, V-Twin Acquisition, Inc. of Virginia, an affiliate of the Company, entered into a $567,000 secured note agreement with Ted Schwartzbeck and Jay Pignatello, both officers and directors of the Company and the affiliate, for the future purchase of stock of the affiliate. The note carries interest at 10% and is due in five years. Also in May 2000 the affiliate assigned the note to the Company as payment on two notes entered into in 1999 between the affiliate and the Company.

There are no other related party transactions other than those disclosed under
Item 12 in the Form 10-KSB filed December 2, 1999.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

(A) The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index immediately preceding the exhibits.

(B) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2000

V-Twin Holdings, Inc.



/s/ Jay Pignatello
-----------------------
Jay Pignatello, CFO



       In accordance with the Exchange Act, this report has been signed below on October 13, 2000, by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Ted Schwartzbeck
-----------------------
Ted Schwartzbeck, Chairman and
Chief Executive Officer



/s/ Richard J. Paone
-----------------------
Richard J. Paone, President
And Director



/s/ Jay  Pignatello
-----------------------
Jay Pignatello, Executive
Vice President, Secretary
and Director

                                EXHIBIT INDEX

Exhibit
  No.

3.1 Articles of Incorporation of the Company incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed with the Commission on November 12, 1998.

3.2 By-laws of the Company incorporated by reference from the exhibit filing to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed with the Commission on November 12, 1998.

10.1 Plan and Agreement of Merger between the Company and Commercial Indemnity Underwriters, Inc. incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed with the Commission on November 12, 1998.

10.2 Asset Purchase Agreement, effective date of April 29, 1999, between the Company and Cycle Sport Unlimited, incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A-2 filed with the Commission on January 14, 1999.

10.3 Asset Purchase Agreement dated January 31, 2000 between the Company and Ultra Corporation, incorporated by reference from the exhibit filing to the Company's Report on Form 10-QSB dated March 31, 2000 filed with the Commission on March 31, 2000.

(11)   Statement re computation of per share earnings. Attached hereto.

(21)   Subsidiaries/Affiliates of the Registrant. Attached hereto.

(27)   Financial data schedule. Attached hereto.

(99)   Additional Exhibits.

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

       (99.6) 1998 Yamaha Industry Comparison Data.(1)

       (99.7) V-Twin control shareholders letters re: additional paid in capital.(1)

       (99.8) Form D - Notice of Sale of Securities Pursuant to Regulation D,
              Section 4(6), and/or Uniform Limited Offering Exemption.(1)

      (99.10) Motorcycle Industry Council 1998 Annual Report (selected pages).
              (2)

      (99.11) Information Statement.(2)

      (99.12) Motorcycle Industry Council 1999 Annual Report (1).

      (99.13) Annual Information Statement of Meeting of Shareholders on August
              28, 2000. Attached hereto.

(1) Incorporated by reference from the exhibit filing to the Company's Form 10-QSB and amendments thereto filed with the Commission on November 12, 1998 and February 19, 1999.

(2) Incorporated by reference from the exhibit filing to the Company's Form 10-KSB filed with the Commission on December 2, 1999.