Form 10QSB
period 2000-09-30
V TWIN HOLDINGS INC
filed 2000-11-29
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                        COMMISSION FILE NUMBER: 000-24779


                              V-TWIN HOLDINGS, INC.
                      (FORMERLY V-TWIN ACQUISITIONS, INC.)
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DISTRICT OF COLUMBIA                               52-2110338
--------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


              1707 H ST, NW #200
                 WASHINGTON DC                                20006
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


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

THE NUMBER OF SHARES OUTSTANDING AS OF SEPTEMBER 30, 2000 WAS 4,127,733.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF SEPTEMBER 30, 2000
 AND JUNE 30, 2000                                       F-2

STATEMENTS OF OPERATIONS FOR THE
 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999          F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                       F-4

STATEMENTS OF CASH FLOWS FOR THE
 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999          F-5

NOTES TO FINANCIAL STATEMENTS                            F-6 THROUGH F-13

                              FINANCIAL STATEMENTS


IN THE OPINION OF THE MANAGEMENT OF V-TWIN HOLDINGS, INC. ("THE COMPANY"), THE ACCOMPANYING UNAUDITED INTERIM COMBINED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY OF A FAIR PRESENTATION OF THE COMPANY'S FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

THE ACCOMPANYING UNAUDITED COMBINED FINANCIAL STATEMENTS HAVE BEEN PREPARED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND NOTE DISCLOSURES NORMALLY INCLUDED IN ANNUAL FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO THOSE RULES AND REGULATIONS, ALTHOUGH THE COMPANY'S MANAGEMENT BELIEVES THAT THE DISCLOSURES AND INFORMATION PRESENTED ARE ADEQUATE AND NOT MISLEADING. REFERENCE IS MADE TO THE DETAILED FINANCIAL STATEMENT DISCLOSURES WHICH SHOULD BE READ IN CONJUNCTION WITH THIS REPORT AND ARE CONTAINED IN THE NOTES TO COMBINED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S FORM 10-KSB FILED OCTOBER 13, 2000.

                       V-TWIN HOLDINGS, INC. AND AFFLIATE


                            Combined Balance Sheets



                                                                              September 30,      June 30,
                                                                                  2000             2000
                                                                                  ----             ----

                                      ASSETS


Current assets:
    Cash                                                                       $   356,537      $   472,394
    Restricted cash                                                                185,177          183,623
    Accounts receivable, net                                                       624,604          643,591
    Inventory, net                                                               4,380,243        3,765,020
    Other current assets                                                           222,893          178,481
                                                                               -----------      -----------
        Total current assets                                                     5,769,454        5,243,109


Property and equipment, net                                                        752,563          247,760
Goodwill                                                                           920,843          936,843
                                                                               -----------      -----------

          Total assets                                                         $ 7,442,860      $ 6,427,712
                                                                               ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable, capital lease
        obligations and floorplan debt                                         $ 3,026,652      $ 2,723,079
    Accounts payable                                                               655,079          526,188
    Accrued expenses                                                               290,400          207,419
    Customer deposits                                                               84,047           88,154
                                                                               -----------      -----------
        Total current liabilities                                                4,056,178        3,544,840

Note payable and capital lease obligations,
    less current maturities                                                      2,496,263        2,087,712

Stockholders' equity
    Preferred stock                                                                     68                -
    Common stock                                                                     4,127            4,127
    Aditional paid-in-capital                                                    2,907,374        2,280,223
    Accumulated deficit                                                         (2,021,150)      (1,489,190)
                                                                               -----------      -----------
        Total stocholders' equity                                                  890,419          795,160
                                                                               -----------      -----------

           Total liabilities and stockholders' equity                          $ 7,442,860      $ 6,427,712
                                                                               ===========      ===========

                       V-TWIN HOLDINGS, INC. AND AFFLIATE


                        Combined Statements of Operations



                                                               For the quarters ended September 30,

                                                                2000                          1999
                                                                ----                          ----

Revenues:
     Sales income                                          $    4,549,704                $    1,410,277
     Service income                                               458,463                        95,472
                                                           --------------                --------------
         Total revenue                                          5,008,167                     1,505,749

Cost of goods sold                                              4,108,130                     1,094,195
                                                           --------------                --------------

     Gross margins                                                900,037                       411,554


Operating expenses                                              1,350,089                       489,359
                                                           --------------                --------------

     Operating loss                                              (450,052)                      (77,805)

Other expenses/(income):
Interest expense                                                   78,240                        14,087
Other expense                                                       3,668                            --
                                                           --------------                --------------
     Total other expenses, net                                     81,908                        14,087
                                                           --------------                --------------

Net loss                                                   $     (531,960)               $      (91,892)
                                                           ==============                ==============

Net loss per common share:
     Basic and diluted                                     $        (0.13)               $        (0.02)
                                                           ==============                ==============

Weighted average number of outstanding
  common shares                                                 4,127,833                     3,650,000
                                                           ==============                ==============

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                   Combined Statements of Stockholders' Equity

                  For the Three Months Ended September 30, 2000




                                       Preferred Stock                  Common Stock
                                  -----------------------------------------------------------
                                    Shares          Amount          Shares          Amount
                                    ------          ------          ------          ------

Balance at June 30, 2000               -          $    -            4,127,833     $     4,127
                                  ===========     ===========     ===========     ===========

Issuance of preferred stock            68,582              68          -               -

Net loss                               -               -               -               -
                                  -----------     -----------     -----------     -----------

Balance at September 30, 2000          68,582     $        68       4,127,833     $     4,127
                                  ===========     ===========     ===========     ===========


                                  Additional                          Total
                                   Paid in        Accumulated     Stockholders'
                                   Capital          Deficit          Equity
                                   -------          -------          ------

Balance at June 30, 2000          $ 2,280,223     $(1,489,190)     $   795,160
                                  ===========     ===========      ===========

Issuance of preferred stock           627,151          -               627,219

Net loss                               -             (531,960)        (531,960)
                                  -----------     -----------      -----------

Balance at September 30, 2000     $ 2,907,374     $(2,021,150)     $   890,419
                                  ===========     ===========      ===========

                       V-TWIN HOLDINGS, INC. AND AFFILIATE

                        Combined Statements of Cash Flows

                      For the quarters ended September 30,



                                                                2000           1999
                                                            ------------   ------------

Cash flows from operating activities:
    Net loss                                                $   (531,960)  $    (91,892)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
    Depreciation and amortization                                 30,698          2,690
Changes in operating assets and liabilities:
    Accounts receivable                                           18,987         38,099
    Inventory                                                   (293,828)         6,621
    Other current assets                                         (42,412)        19,014
    Accounts payable                                             112,792         45,010
    Accrued expenses                                              82,981        (12,369)
    Customer deposits                                             (4,107)       (11,689)
                                                            ------------   ------------
         Net cash used in operating activities                  (626,849)        (4,516)
                                                            ------------   ------------

Cash flows from investing activities:
    Purchase of retail store                                     (50,000)          -
    Additions to property and equipment                          (83,420)       (14,809)
    Increase in investments                                       (1,554)       (30,170)
                                                            ------------   ------------
         Net cash used in investing activities                  (134,974)       (44,979)
                                                            ------------   ------------

Cash flows from financing activities:
    Net increase(decrease) in short-term debt                     18,747       (181,565)
    Proceeds from sale of stock                                  627,219        167,000
                                                            ------------   ------------
    Net cash provided by (used in) financing activities          645,966        (14,565)
                                                            ------------   ------------

Net decrease in cash                                            (115,857)       (64,060)

Cash at beginning of period                                      472,394        220,460
                                                            ------------   ------------

Cash at end of period                                       $    356,537   $    156,400
                                                            ============   ============

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


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

On January 31, 2000, the Company acquired the assets and certain liabilities of five motorcycle dealerships from Ultra Acquisition Company. These dealerships were located in the states of Texas, California and North Carolina. V-Twin Holdings (CA), Inc. is a wholly-owned subsidiary of the Company organized under the laws of California on January 19, 2000 to operate motorcycle dealerships in California.

On March 24, 2000, the Company formed CycleClick.com, Inc. to facilitate the creation of an e-commerce and business to business website. CycleClick.com, Inc. is a wholly-owned subsidiary of V-Twin Holdings, Inc.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The combined financial statements of the Company include the accounts of its wholly-owned and its affiliate, V-Twin Acquisitions, Inc. of Virginia. All significant intercompany balances and transactions have been eliminated.

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

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncollectible accounts are charged against the allowance. At September 30, 2000 and June 30, 2000, the allowance for doubtful accounts was $48,000 and $64,000, respectively.

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

     Office and computer equipment........................ 5 years
     Machinery and equipment.............................. 7 years
     Leasehold improvements............................... life of the lease

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

3.  ACQUISITIONS

In September 2000, the Company purchased certain assets and assumed certain liabilities of a

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


motorcycle retail store for $50,000 in cash. The assets acquired include parts and accessory inventory, equipment, building and land. The debts assumed include the mortgage on the land and building and other long-term debt. The acquisition was accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations," ("APB Opinion 16") to record the purchase of the assets and liabilities assumed. The purchase price was allocated to the assets and liabilities acquired based upon their respective fair market values. No goodwill was recognized in connection with this transaction.

In January 2000, the Company purchased from Ultra Acquisition Company ("Ultra") the assets and assumed certain liabilities of five retail motorcycle dealerships (each doing business as "Bikers Dream") located in the states of Texas, California and North Carolina. Consideration paid to Ultra consisted of 83,333 shares of common stock valued at $500,000, $37,000 cash and the issuance of a promissory note payable for $1,000,000. The promissory note matures in five years, accrues interest at 5% and is secured by the assets of the Bikers Dream stores. Payments of interest and principal begin in May 2001. The acquisition was accounted for using the purchase method under APB Opinion No. 16 to record the purchase of the asset and certain liabilities. The operating results of the acquired locations have been included in the accompanying combined financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based upon their respective fair market values. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $964,000 was recorded and is being amortized on a straight-line basis over 15 years. Amortization of goodwill totaled $16,000 for the three months ended September 30, 2000.

The purchase price of the assets acquired and liabilities assumed from Ultra is as follows:

Cash .............................................         $    37,000
Issuance of note payable .........................           1,000,000
Fair value of common stock issued ................             500,000
                                                           -----------
                                                           $ 1,537,000
                                                           ===========

The purchase price is allocated as follows:

Receivable due from Ultra ........................         $    91,000
Inventory ........................................           1,642,000
Other current assets .............................              33,000
Property and equipment ...........................             125,000
Goodwill .........................................             964,000
Liabilities assumed ..............................          (1,318,000)
                                                           -----------
                                                           $ 1,537,000
                                                           ===========



4.  RESTRICTED CASH

Restricted cash consists primarily of certificates of deposit, which serve as security for letters of credit required to obtain inventory floorplan financing. These investments bear interest between

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


5.86% and 6.11% with one-year terms and are expected to be held to maturity. The carrying amounts reported in the combined balance sheets for these financial instruments are at cost, which approximates fair market value.

5.  INVENTORY

Inventory consists of the following:

                                                                         September 30,       June 30,
                                                                             2000              2000
                                                                         -------------    -------------
Motorcycles and other vehicles .....................................     $   3,609,766    $   3,113,013

Parts and accessories ..............................................           939,477          831,007

Reserve for obsolescence ...........................................          (169,000)        (179,000)
                                                                         -------------    -------------
                                                                         $   4,380,243    $   3,765,020
                                                                         =============    =============


6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                        September 30,      June 30,
                                                            2000             2000
                                                        -------------    -------------

Land and building ...............................       $     416,081    $           -
Office and computer equipment ...................             111,819           81,348
Machinery and equipment .........................             131,084          116,396
Vehicles ........................................             109,218           61,332
Leasehold improvements ..........................              28,995           18,620
                                                        -------------    -------------
                                                              797,197          277,696
Less: accumulated depreciation and amortization .             (44,634)         (29,936)
                                                        -------------    -------------
                                                        $     752,563    $     247,760
                                                        =============    =============



Depreciation and amortization expense for property and equipment was $14,698 and $2,690 for the three months ended September 30, 2000 and 1999, respectively.

7.  DEBT

Floorplan

The Company finances its motorcycle inventory for all stores through floorplan financing

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


arrangements with various lenders that are secured by the underlying motorcycle inventory and the assets of the Company. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus 5% depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued. Amounts due to the lenders totaled $2,906,299 at September 30, 2000 and $2,644,892 at June 30, 2000.

Other Debt

In connection with the purchase of motorcycle dealerships from Ultra (as discussed in Note 3), the Company executed a five year promissory note payable for $1,000,000. The note accrues interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable in sixteen quarterly installments of $62,500 of principal plus interest beginning in May 2001.

In connection with the acquisition of the five motorcycle retail stores (as described in Note 3), the Company obtained financing for the purchase of new and used motorcycles from a financing company owned and operated by an officer and director of the Company. The financing arrangement provides for a credit facility of $1,500,000. Interest accrues at the prime rate of interest plus 3.5% for new vehicles and prime rate of interest plus 5.5% for used vehicles. Outstanding balances due under the credit facility are secured by vehicles purchased for resale. At September 30, 2000 and June 30, 2000, $1,112,825 was outstanding under the credit facility. For the three months ended September 30, 2000, the Company accrued interest expense totaling $13,900.

In October 2000, the Company and financing company mutually agreed to restructure the credit facility whereby a promissory note was executed for $1,112,825. The promissory note is unsecured, accrues interest at an annual rate of 10%, and is due (both principal and interest) in December 2002. As of September 30, 2000 and June 30, 2000, the Company has classified this debt as long-term.

8.  COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company currently leases equipment under non-cancelable capital leases. Amortization and depreciation related to capital leased equipment is included in depreciation and amortization expense.

Lease Commitments

The Company has lease commitments for its retail locations ranging from one month to nine years. In addition, the monthly rental expense ranges from $2,500 to $14,000.

In November 1999, the Affiliate also placed a security deposit of $7,850 to move its Springfield

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


location. This new location is currently under refurbishment by its landlord. The Affiliate anticipates operating in this location by December 2000. The lease for the current Springfield location is on month-to-month basis, at $4,800 per month.

Rent expense for the three months ended September 30, 2000 and 1999 was $146,422 and $41,974, respectively.

9.  STOCKHOLDERS' EQUITY

Stockholders' equity is comprised of the following:

                                                                           September 30,             June 30,
                                                                               2000                    1999
                                                                         ------------------        -------------
Preferred stock
      Company - $.001 par; 2,000,000 shares authorized;
       68,582 and 0 shares issued and outstanding at
       September 30, 2000 and June 30, 2000,
       respectively ..............................................          $          68          $           -
                                                                            =============          =============

Common stock
     Company - $.001 par; 25,000,000 shares authorized;
       4,127,833 shares issued and outstanding at
       September 30, 2000 and June 30, 2000 ......................          $       4,127          $       4,127

     Affiliate - $.001 par - 100 shares, authorized, issued
     and outstanding .............................................                      -                      -
                                                                            -------------          -------------
              Total common stock .................................          $       4,127          $       4,127
                                                                            =============          =============

Additional paid-in-capital
     Company .....................................................          $   2,907,274          $   2,280,123
     Affiliate ...................................................                    100                    100
                                                                            -------------          -------------
              Total additional paid in capital ...................          $   2,907,374          $   2,280,223
                                                                            =============          =============

Accumulated deficit
     Company .....................................................          $  (1,192,283)         $    (951,789)
     Affiliate ...................................................               (828,867)              (537,401)
                                                                            -------------          -------------
              Total accumulated deficit ..........................          $  (2,021,150)         $  (1,489,190)
                                                                            =============          =============



Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, of which 1,000,000 shares of the preferred stock is designated as convertible preferred stock. The convertible preferred stock is convertible into 2.857 shares of the Company's common stock or ten common shares of the Company's subsidiary, Cycleclick.com, Inc. During the three months ended September

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999


30, 2000, the Company issued 68,582 shares of convertible preferred stock to various investors at a price of $10 per share. The net proceeds of such issuances totaled $627,219.

Warrants

At September 30, 2000, the Company had 715,000 shares of common stock reserved for outstanding warrants. These warrants have an exercise price ranging from $1.67 to $9.50 per share. The exercise period expires at various dates through March 31, 2005. No warrants were issued or exercised during the three months ended September 30, 2000.

10.  EARNINGS PER SHARE

The following data shows the amounts used in computing basic and diluted earnings per share for the three months ended September 30, 2000 and 1999.

                                       September 30,        September 30,
                                           2000                 1999
                                    -------------------  --------------------

Net loss to common shareholders     $         (531,960)  $           (91,892)
                                    ==================   ===================

Weighted average number of
outstanding common shares                    4,127,833            3,650,000
                                    ==================   ==================

Net loss - basic and diluted        $            (0.13)  $            (0.02)
                                    ==================   ==================


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

As described in Note 7, the Company has a credit facility of $1.5 million with a finance company that is owned and operated by an officer and director of the Company. At September 30, 2000 and June 30, 2000, the Company has $1,112,825 outstanding under this credit facility. In connection with this credit facility, the Company accrued interest expense of $13,900 during the quarter ended September 30, 2000.

In May 2000, the Affiliate entered into a $567,000 secured note agreement with two officers and directors of the Company and Affiliate for the future purchase of stock of the Affiliate. The note carries interest at 10% and is due in five years. Also in May 2000, the Affiliate assigned the note to the Company as payment on two notes entered into in 1999 between the Affiliate and the Company. In the combined financial statements, the note and interest income and expense

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                 Three months ended September 30, 2000 and 1999



have been eliminated. No interest payments were made during the quarter ended September 30, 2000.

12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Interest paid during the quarter ended September 30, 2000 and 1999 was $69,951 and $14,087, respectively. No federal or state income taxes have been paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended), which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, those discussed below as well as those discussed under "Item 1. Business--Risk Factors". The following information should be read in conjunction with the audited financial statements and notes in the Company's Form 10-KSB filed October 13, 2000 with the Commission.

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

The Company acquired the assets and certain liabilities of a motorcycle dealership in Texas in September 2000 and five motorcycle dealerships from Ultra Acquisition Company in January 2000. The Company formed CycleClick.com, Inc. on March 24, 2000 to facilitate the creation of an e-commerce and business to business website. CycleClick.com, Inc. is a wholly owned subsidiary of V-Twin Holdings, Inc.

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

Business and Plan of Operation

The Company is primarily engaged in the acquisition and management of motorcycle dealerships and related businesses. The Company continues to identify and review potential acquisitions. The Virginia entity ("the Affiliate") sells motorcycles and related service, parts and accessories. The Virginia entity initiated operations on May 1, 1999. For purposes of this document, the "Company" shall include the operations of the public company and its Affiliate. The Company operates six stores located in Virginia, Texas and California.

The Company plans to continue to acquire independent motorcycle dealerships to create a nationwide marketing, distribution and retail organization that leverages multiple sources of sales and sales leads, including Internet commerce, direct marketing, retail sales and service. However, due to the Company's net losses in this quarter and the prior quarter, the Company does not anticipate purchasing new dealerships for a period of time as management concentrates on bringing its current dealerships to profitability.

Results of operations

Total revenue for the quarter ending September 30, 2000 was $5.0 million and $1.5 million for the same period in 1999. The increase in revenue is primarily attributable to revenue from the stores purchased in January 2000. In addition, for the two stores in operation during 1999, revenue increased 11% for the same period in 2000. Gross profit as a percent of total revenue decreased from 27% at September 30, 1999 to 18% at September 30, 2000.

The Company sells new and used motorcycles, all terrain vehicles and personal watercrafts, related parts and accessories, and the service of these products. Sales of new and used motorcycles comprised 75% and 90% of total revenue at September 30, 2000 and 1999, respectively. Parts and accessories include items such as sidecars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handlebars, light bars, sissy bars, and touring luggage.

The Company operates two stores under the name, Cycle Sport, located in Virginia. The majority of the motorcycles sold at these stores have average retail prices ranging from $8,000 to $12,000. At September 30, 2000, the Company had four Bikers Dream stores, two in California and two in Texas. The majority of motorcycles sold at the Bikers Dream stores are Ultra motorcycles. These motorcycles have higher retail prices, ranging from the low to mid $20,000.

The majority of the Bikers Dream stores' motorcycles were purchased from Ultra Motorcycle Company. During the period ending September 30, 2000, the Company was reliant upon Ultra Motorcycle Company to provide new motorcycles for the Bikers Dream stores. During the quarter ended September 30, 2000, sales of Ultra motorcycles accounted for 39% of total company motorcycle sales. However, the Company has finalized dealer agreements with other manufacturers to sell their motorcycles in some of the Bikers Dream locations. Additional sources of salable motorcycles available to these locations include consignment sales, trade-in motorcycles taken at the time of sale on a new motorcycle, and purchasing used inventory from auctions and private persons. The Company anticipates increasing the purchasing and selling of used motorcycles to further decrease its reliance upon any one particular manufacturer.

The Company experiences seasonal fluctuations in motorcycle sales at some of its locations, as at least two of its locations are in climates where harsh weather could hinder sales during colder months.

Operating expenses include compensation and benefits, other labor costs, rent and facility costs, advertising, accounting, consulting, legal and other selling, general and administrative expenses. The Company's operating expenses increased to $1.4 million for the quarter ended September 30, 2000 from $489,359 for the same period in 1999. Operating expense as a percent of total revenue improved to 28% for the quarter from 32% for the same period in 1999. The higher dollar amount of expenses is primarily due to additional expenses associated with the new stores purchased in January 2000. In addition, during the quarter ended September 30, 2000, the Company increased advertising and promotion expenses at several of its stores. The Company anticipates a similar level of advertising expense during the third and fourth quarters of fiscal 2001. The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with various vendors. The Company also sponsors racing activities and special promotional events and participates in certain consumer rallies and shows.

The Company had a net loss of $531,960 or ($0.13) per share for the period ending September 30, 2000 and a net loss of $91,892 or ($0.02) per share for the same period in 1999.

The Company continues to review each store's operating results in order to increase revenue, reduce costs and improve profitability. The Company has closed two unprofitable stores since May 2000 and purchased another dealership in September 2000. Due to the Company's net losses in this quarter and the prior quarter, the Company does not anticipate purchasing new dealerships for a period of time as management concentrates on bringing its current dealerships to profitability.

The Company has also reached dealer agreements with several other motorcycle manufacturers. Management believes that these manufacturers will provide motorcycles with price points both above and below the current Ultra motorcycles existent on the showroom floors. Additional new sources of salable motorcycles include purchasing used inventory from auctions and private persons. The Company anticipates increasing the purchasing and selling of used motorcycles to further decrease its reliance upon any one particular manufacturer. Management anticipates sales of such motorcycles to have a positive impact on revenue for the third and fourth quarters of fiscal 2001.

Liquidity

The Company anticipates meeting its working capital needs through operations and the private placement of securities to accredited investors. During the quarter the Company raised $627,000 through the sale of preferred stock. The Company anticipates raising additional funds, if necessary, to acquire additional dealerships, to fund its e-commerce enterprise, and as needed, for operations.

During the quarter ended September 30, 2000, the Company purchased a motorcycle dealership for $50,000 cash and the assumption of certain debt. Assets purchased included parts and accessory inventory, equipment, building and land. Liabilities assumed included the mortgage on the building and land, and certain other long-term debt. The purchase price was allocated to the assets and liabilities acquired based upon their respective fair market values. No goodwill was recognized in connection with this transaction.

At September 30, 2000, the Company had $1.3 million of working capital. The total assets of the Company at September 30, 2000 were $7.4 million and at June 30, 2000 were $6.4 million. The Company has invested in additional inventory, including new and used motorcycles and purchased land and a building as part of the acquisition mentioned above. The Company's liabilities increased to $6.6 million at September 30, 2000 from $5.6 million at June 30, 2000. The Company's debt increased due to the Company's ability to finance additional motorcycle purchases and the assumption of debt from the September 2000 acquisition. Total capital was $890,419 at September 30, 2000, and at June 30, 2000 was $795,160. During the quarter the Company raised $627,000 through the sale of preferred stock.

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements that are secured by the underlying motorcycle inventory and the assets of the Company. At September 30, 2000, floorplan financing totaled $2.9 million, and is classified as short-term debt. The Company has floorplan financing arrangements with several financing companies. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus five depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued.

The Company's operations to date have consumed substantial amounts of cash. The Company incurred an operating loss of $531,960 for the quarter ending September 30, 2000 and $1,276,077 for the fiscal year ended June 30, 2000. The continuing operation of the Company's business may require the availability of additional funds. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of investments or financing. Without continued increases in revenue or obtaining additional financing or investment, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

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

OTHER - RISKS

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

Motorcycle Manufacturers' Control Over Dealers

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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

DATE              TITLE                     AMOUNT   CONSIDERATION     PURCHASER
                                            SHARES

9/00         Preferred Stock                 68,582  $ 627,000   (1)   Private investors


   (1) Effective September 30, 2000, the Company issued 68,582 preferred shares to private investors.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


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

November 30, 2000

V-Twin Holdings, Inc.


/s/ Gary S. Davidson, Chief Financial Officer
---------------------------------------------
Gary S. Davidson, Chief Financial Officer

EXHIBIT INDEX

Exhibit
  No.

10.1 Articles of Incorporation of the Company incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed with the Commission on November 12, 1998.

10.2 By-laws of the Company incorporated by reference from the exhibit filing to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed with the Commission on November 12, 1998.


10.3 Plan and Agreement of Merger between the Company and Commercial Indemnity Underwriters, Inc. incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A filed with the Commission on November 12, 1998.

10.4 Asset Purchase Agreement, effective date of April 29, 1999, between the Company and Cycle Sport Unlimited, incorporated by reference from the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB/A-2 filed with the Commission on January 14, 1999.

10.5 Asset Purchase Agreement dated January 31, 2000 between the Company and Ultra Corporation, incorporated by reference from the exhibit filing to the Company's Report on Form 10-QSB dated March 31, 2000 filed with the Commission on March 31, 2000.


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

         (99.8) Form D - Notice of Sale of Securities Pursuant to Regulation D, Section 4(6), and/or Uniform Limited Offering Exemption.(1)

         (99.10) Motorcycle Industry Council 1998 Annual Report (selected pages). (2)

         (99.11)          Information Statement.(2)

         (99.12)          Motorcycle Industry Council 1999 Annual Report (1).

         (99.13) Annual Information Statement of Meeting of Shareholders on August 28, 2000, incorporated by reference from the exhibit filing to the Company's Form 10-KSB filed with the Commission on October 13, 2000.

(1) Incorporated by reference from the exhibit filing to the Company's Form 10-QSB and amendments thereto filed with the Commission on November 12, 1998 and February 19, 1999.

(2) Incorporated by reference from the exhibit filing to the Company's Form 10-KSB filed with the Commission on December 2, 1999.