Form 10QSB
period 2000-12-31
V TWIN HOLDINGS INC
filed 2001-02-26
CIK 1067597

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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


                                (703) 471-1823
-------------------------------------------------------------------------------
                         (ISSUER'S TELEPHONE NUMBER)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORT REQUIRED TO BE FILE BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

   X   YES                 ______ NO
-------

THE NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 2000 WAS 4,282,000.

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF DECEMBER 31, 2000
 AND JUNE 30, 2000                                           F-2

STATEMENTS OF OPERATIONS FOR THE SIX AND
 THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999               F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                           F-4

STATEMENTS OF CASH FLOWS FOR THE
 SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999                 F-5

NOTES TO FINANCIAL STATEMENTS                                F-6 THROUGH F-13

                             V-TWIN HOLDINGS, INC.

                       COMBINED STATEMENTS OF OPERATIONS

                                           For the six months ended December 31,          For the quarter ended December 31,
                                        -----------------------------------------      -------------------------------------

                                             2000                     1999                 2000                  1999
Revenues:
    Sales income                           $ 7,524,673              $  2,251,424         $ 2,974,969            $   841,147
    Service income                             838,394                   184,650             379,931                 89,178
                                        ---------------          ----------------      --------------      -----------------
       Total revenue                         8,363,067                 2,436,074           3,354,900                930,325

Cost of goods sold                           7,004,412                 1,909,208           2,896,283                700,963
                                        ---------------          ----------------      --------------      -----------------

    Gross margins                            1,358,655                   526,866             458,617                229,362


Operating expenses                           2,648,884                   748,200           1,298,795                372,891
                                        ---------------          ----------------      --------------      -----------------

    Operating loss                          (1,290,229)                 (221,334)           (840,178)              (143,529)

Other expenses/(income):
Interest expense                               185,287                    26,544             107,046                 12,457
Other income                                    (2,644)                        -              (6,312)                     -
                                        ---------------          ----------------      --------------      -----------------
    Total other expenses, net                  182,643                    26,544             100,734                 12,457
                                        ---------------          ----------------      --------------      -----------------

Net loss                                   $(1,472,872)             $   (247,878)        $  (940,912)           $  (155,986)
                                        ===============          ================      ==============      =================

Net loss per common share:
    Basic and diluted                      $     (0.36)             $      (0.07)        $     (0.23)           $     (0.05)
                                        ===============          ================      ==============      =================

Weighted average number of outstanding
  common shares                              4,139,509                 3,700,000           4,151,085              3,700,000
                                        ===============          ================      ==============      =================

                            COMBINED BALANCE SHEETS

                                                               December 31,          June 30,
                                                                   2000                2000
                                       ASSETS


Current assets:
    Cash                                                          $   131,372        $   472,394
    Restricted cash                                                   185,177            183,623
    Accounts receivable, net                                          706,405            643,591
    Inventory, net                                                  4,090,926          3,765,020
    Other current assets                                              240,611            178,481
                                                              ----------------     --------------
      Total current assets                                          5,354,491          5,243,109


Property and equipment, net                                           775,112            247,760
Goodwill                                                              904,784            936,843
                                                              ----------------     --------------

       Total assets                                               $ 7,034,387        $ 6,427,712
                                                              ================     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable, capital lease
        obligations and floorplan debt                            $ 2,719,391        $ 2,723,079
    Accounts payable                                                1,084,689            526,188
    Accrued expenses                                                  277,579            207,419
    Customer deposits                                                  95,812             88,154
                                                              ----------------     --------------
      Total current liabilities                                     4,177,471          3,544,840

Note payable and capital lease obligations,
    less current maturities                                         2,415,478          2,087,712

Stockholders' equity
    Preferred stock                                                        91                  -
    Common stock                                                        4,282              4,127
    Aditional paid-in-capital                                       3,399,127          2,280,223
    Accumulated deficit                                            (2,962,062)        (1,489,190)
                                                              ----------------     --------------
      Total stocholders' equity                                       441,438            795,160
                                                              ----------------     --------------

        Total liabilities and stockholders' equity                $ 7,034,387        $ 6,427,712
                                                              ================     ==============

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                 Combined Statements of Stockholders' Equity
                  For the Six Months Ended December 31, 2000

                                   Preferred Stock       Common Stock            Additional                        Total
                               ------------------------------------------------   Paid in       Accumulated    Stockholders'
                                 Shares     Amount      Shares       Amount       Capital         Deficit         Equity
                                 ------     ------      ------       ------       -------         -------         ------
Balance at June 30, 2000                -    $    -     4,127,833     $ 4,127     $ 2,280,223    $ (1,489,190)    $   795,160

Issuance of preferred stock         68,582        68           -           -          627,151              -          627,219

Net loss                                -         -            -           -               -         (531,960)       (531,960)
                               -----------  --------    ----------   ---------    -----------     ------------    ------------

 Balance at September 30, 2000      68,582        68    4,127,833       4,127       2,907,374      (2,021,150)        890,419

Issuance of preferred and
     common stock                   23,000        23       55,000          55         324,870              -          324,948

 Exercise of warrants                   -         -       100,000         100         166,883                         166,983

Net loss                                -         -            -           -               -         (940,912)       (940,912)
                               -----------  --------    ----------   ---------    -----------     ------------    ------------

Balance at December 31, 2000        91,582   $    91    4,282,833     $ 4,282     $ 3,399,127    $ (2,962,062)    $   441,438
                               ===============================================================================================

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999


1.  ORGANIZATION

V-Twin Holdings, Inc., formerly V-Twin Acquisitions, Inc. (the "Company"), was organized under the laws of the District of Columbia on July 10, 1998. On January 31, 2000, the Company acquired the assets and certain liabilities of five motorcycle dealerships from Ultra Acquisition Company. These dealerships are currently located in the states of Texas and California. V-Twin Holdings
(CA), Inc. is a wholly-owned subsidiary of the Company organized under the laws of California on January 19, 2000 to operate motorcycle dealerships in California. In September 2000, the Company purchased a second motorcycle dealership located in Texas.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain 1999 amounts have been reclassified for comparative purposes.

Basis of Presentation - The combined financial statements of the Company include the accounts of its wholly-owned subsidiaries and its affiliate, V-Twin Acquisitions, Inc. of Virginia. All significant intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncollectible accounts are charged against the allowance. At December 31, 2000 and June 30, 2000, the allowance for doubtful accounts was $48,000 and $64,000, respectively.

Inventory Valuation - Inventory is valued at the lower of cost or market using the average cost method. Obsolete or damaged goods are reduced to estimated net realizable values.

Cash and Cash Equivalents - For purposes of the combined statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999


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

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted taxes expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has net deferred tax assets, which consist principally of net operating loss carryforwards. Due to the uncertainty regarding the realization of these net operating loss carryforwards, the Company continues to provide a valuation reserve equal to the net deferred tax assets.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options, warrants and contingent shares.

3.  ACQUISITIONS

In September 2000, the Company purchased certain assets and assumed certain liabilities of a motorcycle retail store for $50,000 in cash. The assets acquired include parts and accessory inventory, equipment, building and land. The debts assumed include the mortgage on the land and building and other long-term debt. The acquisition was accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations," ("APB Opinion 16") to record the purchase of the assets and liabilities assumed. The purchase price was allocated to the assets and liabilities acquired based upon their respective fair market values. No goodwill was recognized in connection with this transaction.

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999

In January 2000, the Company purchased from Ultra Acquisition Company ("Ultra") the assets and assumed certain liabilities of five retail motorcycle dealerships (each doing business as "Bikers Dream") located in the states of Texas, California and North Carolina. Consideration paid to Ultra consisted of 83,333 shares of common stock valued at $500,000, $37,000 cash and the issuance of a promissory note payable for $1,000,000. The promissory note matures in five years, accrues interest at 5% and is secured by the assets of the Bikers Dream stores. Payments of interest and principal begin in May 2001. The acquisition was accounted for using the purchase method under APB Opinion No. 16 to record the purchase of the asset and certain liabilities. The operating results of the acquired locations have been included in the accompanying combined financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based upon their respective fair market values. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $964,000 was recorded and is being amortized on a straight-line basis over 15 years. Amortization of goodwill totaled $32,000 for the six months ended December 31, 2000.

The purchase price of the assets acquired and liabilities assumed from Ultra is as follows:

    Cash........................................................$          37,000
    Issuance of note payable....................................        1,000,000
    Fair value of common stock issued...........................          500,000
                                                                   -----------------
                                                                $       1,537,000
                                                                   =================

The purchase price is allocated as follows:

    Receivable due from Ultra...................................$          91,000
    Inventory...................................................        1,642,000
    Other current assets........................................           33,000
    Property and equipment......................................          125,000
    Goodwill....................................................          964,000
    Liabilities assumed.........................................       (1,318,000)
                                                                   -----------------
                                                                $       1,537,000
                                                                   =================

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

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999

5.  INVENTORY

Inventory consists of the following:

                                             December 31,          June 30,
                                                 2000                2000
                                          -----------------    ----------------
     Motorcycles and other
     vehicles.........................   $     3,240,965      $     3,113,013
     Parts and
     accessories......................         1,018,961              831,007
     Reserve for
     obsolescence.....................          (169,000)            (179,000)
                                          -----------------    ----------------
                                         $     4,090,926      $     3,765,020
                                          =================    ================



6.  PROPERTY AND EQUIPMENT



Property and equipment consists of the following:








                                                              December 31,          June 30,
                                                                  2000                2000
                                                          -------------------    --------------
     Land and building................................   $          416,081     $           -
     Office and computer equipment....................              123,188            81,348
     Machinery and equipment..........................              168,076           116,396
     Vehicles.........................................               68,615            61,332
     Leasehold improvements...........................               59,388            18,620
                                                          -------------------    --------------
                                                                    835,348           277,696
     Less: accumulated depreciation and amortization..              (60,236)          (29,936)
                                                          -------------------    --------------
                                                         $          775,112     $     247,760
                                                          ===================    ==============

Depreciation and amortization expense for property and equipment was $30,938 and $7,661 for the six months ended December 31, 2000 and 1999, respectively.

7.  DEBT

Floorplan

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements with various lenders that are secured by the underlying motorcycle inventory and

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999

the assets of the Company. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus 5% depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued. Amounts due to the lenders totaled $2,490,974 at December 31, 2000 and $2,644,892 at June 30, 2000.

Other Debt

In connection with the purchase of motorcycle dealerships from Ultra (as discussed in Note 3), the Company executed a five year promissory note payable for $1,000,000. The note accrues interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable in sixteen quarterly installments of $62,500 of principal plus interest beginning in May 2001.

In connection with the acquisition of the five motorcycle retail stores (as described in Note 3), the Company obtained financing for the purchase of new and used motorcycles from a financing company owned and operated by an officer and director of the Company. The financing arrangement provides for a credit facility of $1,500,000. Interest accrues at the prime rate of interest plus 3.5% for new vehicles and prime rate of interest plus 5.5% for used vehicles. Outstanding balances due under the credit facility are secured by vehicles purchased for resale. At December 31, 2000 and June 30, 2000, $1,112,825 was outstanding under the credit facility. For the six months ended December 31, 2000, the Company accrued interest expense totaling $27,800.

In October 2000, the Company and financing company mutually agreed to restructure the credit facility whereby a promissory note was executed for $1,112,825. The promissory note is unsecured, accrues interest at an annual rate of 10%, and is due (both principal and interest) in December 2002. As of December 31, 2000 and June 30, 2000, the Company has classified this debt as long-term.

8.  COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company currently leases equipment under non-cancelable capital leases. Amortization and depreciation related to capital leased equipment is included in depreciation and amortization expense.

Lease Commitments

The Company has lease commitments for its retail and office locations ranging from one month to nine years. In addition, the monthly rental expense ranges from $2,500 to $14,000.

In January 2001, the Affiliate began moving its Springfield, VA retail store to a new location. The Affiliate anticipates that the new location will open in late February 2001.

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999

Rent expense for the six months ended December 31, 2000 and 1999 was $274,434 and $83,304, respectively.

9.  STOCKHOLDERS' EQUITY

Stockholders' equity is comprised of the following:

                                                                      December 31, 2000       June 30, 2000
                                                                      -------------------    -----------------
Preferred stock
      Company - $.001 par; 2,000,000 shares authorized; 91,000
       and 0 shares issued and outstanding at December 31,
       2000 and June 30, 2000, respectively...................       $              91      $              -
                                                                      ===================    =================

Common stock
     Company - $.001 par; 25,000,000 shares authorized;
       4,282,000 shares issued and outstanding at December 31,
       2000 and June 30, 2000 .................................      $           4,282      $          4,127

     Affiliate - $.001 par - 100 shares, authorized, issued and
     outstanding...............................................                      -                     -
                                                                      -------------------    -----------------
              Total common stock...............................      $           4,282      $          4,127
                                                                      ===================    =================

Additional paid-in-capital
     Company...................................................      $       3,399,026      $      2,280,123
     Affiliate.................................................                    100                   100
                                                                      -------------------    -----------------
              Total additional paid in capital.................      $       3,399,126      $      2,280,223
                                                                      ===================    =================

Accumulated deficit
     Company...................................................      $      (1,883,667)     $       (951,789)

     Affiliate.................................................             (1,078,393)             (537,401)
                                                                      -------------------    -----------------
              Total accumulated deficit........................      $      (2,962,060)     $     (1,489,190)
                                                                      ===================    =================

Common Stock

During the six months ended December 31, 2000, the Company issued 155,000 shares of common stock. One hundred thousand of the shares were issued upon the exercise of warrants in December 2000. The net proceeds of such issuances totaled $317,000.

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999


Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, of which 1,000,000 shares of the preferred stock is designated as convertible preferred stock. The convertible preferred stock is convertible into 2.857 shares of the Company's common stock or ten common shares of the Company's subsidiary, Cycleclick.com, Inc. During the six months ended December 31, 2000, the Company issued 91,000 shares of convertible preferred stock to various investors at a price of $10 per share. The net proceeds of such issuances totaled $762,000.

Warrants

At December 31, 2000, the Company had 615,000 shares of common stock reserved for outstanding warrants. These warrants have an exercise price ranging from $1.67 to $9.50 per share. The exercise period expires at various dates through March 31, 2005. Warrants for 100,000 shares of common stock at $1.67 per share were exercised in December 2000.

10.  EARNINGS PER SHARE

The following data shows the amounts used in computing basic and diluted earnings per share for the six months ended December 31, 2000 and 1999.

                                          December 31, 2000          December 31, 1999
                                       ------------------------   ---------------------------
    Net loss to common shareholders   $            (1,487,872)   $                (247,878)
                                       ========================   ===========================

    Weighted average number of
    outstanding common shares                       4,139,509                    3,700,000
                                       ========================   ===========================

    Net loss - basic and diluted      $                 (0.36)   $                   (0.07)
                                       ========================   ===========================

The following data shows the amounts used in computing basic and diluted earnings per share for the three months ended December 31, 2000 and 1999.

                                          December 31, 2000          December 31, 1999
                                       ------------------------   ---------------------------
    Net loss to common shareholders   $              (940,912)   $                (155,986)
                                       ========================   ===========================

    Weighted average number of
    outstanding common shares                       4,151,085                    3,700,000
                                       ========================   ===========================

    Net loss - basic and diluted      $                 (0.23)   $                   (0.05)
                                       ========================   ===========================

                     V-TWIN HOLDINGS, INC. AND AFFILIATE

                    Notes to Combined Financial Statements

                 Six months ended December 31, 2000 and 1999


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

As described in Note 7, the Company has a credit facility of $1.5 million with a finance company that is owned and operated by an officer and director of the Company. At December 31, 2000 and June 30, 2000, the Company has $1,112,825 outstanding under this credit facility. In connection with this credit facility, the Company accrued interest expense of $27,800 during the six months ended December 31, 2000.

In May 2000, the Affiliate entered into a $567,000 secured note agreement with two officers and directors of the Company and Affiliate for the future purchase of stock of the Affiliate. The note carries interest at 10% and is due in five years. Also in May 2000, the Affiliate assigned the note to the Company as payment on two notes entered into in 1999 between the Affiliate and the Company. In the combined financial statements, the note and interest income and expense have been eliminated. No interest payments were made during the six months ended December 31, 2000.

In November 2000, an officer and director of the Company advanced the Company $87,075 for working capital purposes. The Company anticipates converting this advance to a short-term note payable in the third quarter of fiscal 2001.

12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Interest paid during the six months ended December 31, 2000 and 1999 was $157,000 and $26,544, respectively. No federal or state income taxes have been paid.

                             FINANCIAL STATEMENTS


IN THE OPINION OF THE MANAGEMENT OF V-TWIN HOLDINGS, INC. ("THE COMPANY"), THE ACCOMPANYING UNAUDITED INTERIM COMBINED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE COMPANY'S FINANCIAL CONDITION AS OF DECEMBER 31, 2000 AND JUNE 30, 2000, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended), which reflect management's current views with respect to certain future events and financial performance. Actual future results and trends may differ materially depending upon a variety of factors, including, among others, those discussed below as well as those discussed in the Company's Form 10-KSB filed October 13, 2000 with the Commission. The following information should be read in conjunction with the audited financial statements and notes in the Company's Form 10-KSB.

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

In March 1999, V-Twin Acquisitions Inc. of Virginia (the "Affiliate") was formed to effectuate the purchase of the assets of Cycle Sport Unlimited, Inc., a two-store motorcycle dealership in the metropolitan District of Columbia area. The Affiliate is a privately held corporation, 100% owned by two of the Company's officers and directors, and it is organized under the laws of Virginia. The Affiliate has managed the two Cycle Sport stores since May 1999.

For purposes of this document, the "Company" shall include the operations of the public company and its Affiliate. The combined financial statements of the Company include the accounts of its wholly owned subsidiaries and its affiliate, V-Twin Acquisitions, Inc. of Virginia.

Business and Plan of Operation

The Company is primarily engaged in the management and operation of motorcycle dealerships and the creation of an e-commerce and business-to-business website, through its subsidiary CycleClick.com. The Company operates six stores located in Virginia, Texas and California.

V-Twin's business-to-business, web-based marketplace integrates industry 'brick and mortar' with a web-based, e-procurement system. By driving transactions into industry specific marketplaces, V-Twin can assure its marketplaces have a significant advantage over virtual distributors. V-Twin created transactions by organizing a large purchasing base and industry know-how through the acquisition of motorcycle dealerships. CycleClick.com leverages the "insider" advantage of

V-Twin's growing network of superstores and franchises.

CycleClick.com has created a business-to-business web-based marketplace serving the motorcycle and powersports industry. CycleClick.com's goal is to return pricing power to the thousands of independent retailers, distributors and manufacturers that have been economically compromised by the traditional industry structure. It is anticipated that CycleClick.com will be an attractive alternative to its target population with its unique combination of competitive advantages: an easy-to-use web-based interface, a deep catalog of SKUs, building word-of-mouth support, first mover and "industry insider" status. The Company anticipates launching CycleClick.com's web-based e-procurement system March 1, 2001.


Results of operations

Total revenue for the six months ending December 31, 2000 was $8.4 million as compared to $2.4 million for the same period in 1999. Total revenue for the quarter ending December 31, 2000 was $3.4 million and $930,000 for the same period in 1999. The increase in revenue is primarily attributable to revenue from the new stores purchased after January 2000. Gross profit as a percent of total revenue for the six months decreased from 22% at December 31, 1999 to 16% at December 31, 2000. The decrease in gross profit as a percent of total revenue is primarily due to the sale of motorcycles at lower margins during the second quarter ended December 31, 2000.

The Company sells new and used motorcycles, all terrain vehicles and personal watercrafts, related parts and accessories, and the service of these products. Sales of new and used motorcycles comprised 76% and 90% of total revenue at December 31, 2000 and 1999, respectively. Parts and accessories include items such as sidecars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handlebars, light bars, sissy bars, and touring luggage.

The Company operates two stores under the name, Cycle Sport, located in Virginia. The majority of the motorcycles sold at these stores have average retail prices ranging from $8,000 to $12,000. At December 31, 2000, the Company had four Bikers Dream stores, two in California and two in Texas. The majority of motorcycles sold at the Bikers Dream stores are Ultra motorcycles. These motorcycles have higher retail prices, ranging from the low to mid $20,000.

The majority of the Bikers Dream stores' motorcycles were purchased from Ultra Motorcycle Company. During the quarter ended December 31, 2000, however, the Company finalized dealer agreements with other manufacturers to sell their motorcycles in some of the Bikers Dream locations. Additional sources of salable motorcycles available to these locations include consignment sales, trade-in motorcycles taken at the time of sale on a new motorcycle, and purchasing used inventory from auctions and private persons. The Company has increased the purchasing and selling of used motorcycles to further decrease its reliance upon any one particular manufacturer.

The Company experiences seasonal fluctuations in motorcycle sales at some of its locations, as at least two of its locations are in climates where harsh weather could hinder sales during colder months. Revenue for the quarter ended December 31, 2000 reflects lower sales as compared to the quarter ended September 30, 2000 due to this seasonality.

Operating expenses include compensation and benefits, other labor costs, rent and facility costs, advertising, accounting, consulting, legal and other selling, general and administrative expenses. The Company's operating expense increased from $748,000 to $2.7 million for the six months ended December 31, 2000. Operating expense as a percent of total revenue was 32% for the six months as compared to 31% for the same period in 1999. For the quarter ended December 31, 2000, the Company's operating expenses increased to $1.3 million for the quarter from $373,000 for the same period in 1999. Operating expense as a percent of total revenue was 39% for the quarter as compared to 40% for the same period in 1999. The higher dollar amount of expenses is primarily due to additional expenses associated with the new stores purchased after January 2000. During the quarter ended December 31, 2000, the Company also incurred costs associated with establishing CycleClick.com's business-to-business operations, including compensation and benefits, facility costs, travel and advertising costs. In addition, during the quarter ended September 30, 2000, the Company increased advertising and promotion expenses at several of its stores.

In November 2000, the Company added three new executives to improve the stores' performance and bring them to profitability. To reduce expenses, the Company reduced its staff through layoffs and attrition by 20 employees at various stores in December 2000. The annualized effect of this employee reduction is approximately $585,000. The Company anticipates hiring additional employees near the end of the third quarter, as needed, as the busy season begins. In addition, management reviewed store operating costs and reduced other operating costs as necessary, including advertising, and continues to do so on an ongoing basis. Some of the effect of these cost reductions may be offset by the costs associated with the CycleClick.com subsidiary. The Company anticipates that CycleClick.com will begin earning revenue in the fourth quarter.

The Company had a net loss of $1,472,872 or ($0.36) per share for the period ending December 31, 2000 and a net loss of $247,878 or ($0.07) per share for the same period in 1999. For the quarter ending December 31, 2000 and 1999, the Company had a net loss of $940,912 or ($0.23) per share and $155,986 or ($0.05) per share, respectively. The increase in the loss is primarily due to the lower gross margin percentage as well as higher overall operating costs and interest expense for the three and six months ended December 31, 2000.

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

Liquidity

The Company anticipates meeting its working capital needs through operations and the private placement of securities to accredited investors. During the six months ended December 31, 2000, the Company raised $1,079,000 through the sale of preferred stock and common stock. The Company anticipates raising additional funds, if necessary, to fund its e-commerce enterprise, and as needed, for operations.

At December 31, 2000, the Company had $1.1 million of working capital. The total assets of the Company at December 31, 2000 were $7.0 million and at June 30, 2000 were $6.4 million. The Company has invested in additional inventory, including new and used motorcycles and purchased land and a building as part of the acquisition of a dealership in September 2000. The Company's liabilities increased to $6.6 million at December 31, 2000 from $5.6 million at June 30, 2000. The Company's debt increased due to the Company's ability to finance additional motorcycle purchases and the assumption of debt from the September 2000 acquisition. Total capital was $441,438 at December 31, 2000, and at June 30, 2000 was $795,160.

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements that are secured by the underlying motorcycle inventory and the assets of the Company. At December 31, 2000, floorplan financing totaled $2.5 million, and is classified as short-term debt. The Company has floorplan financing arrangements with several financing companies. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus five depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued.

The Company's operations to date have consumed substantial amounts of cash. The Company incurred an operating loss of $1,472,872 for the six months ending December 31, 2000 and $1,276,077 for the fiscal year ended June 30, 2000. The continuing operation of the Company's business may require the availability of additional funds. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of investments or financing. Without continued increases in revenue or obtaining additional financing or investment, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

Management continues to negotiate with several vendors so that CycleClick.com can purchase products direct from the manufacturers and distributors at reduced wholesale prices, as a result of the Company's aggregated purchasing power.

OTHER - RISKS

Potential Inability To Finance Future Capital Needs; Operating Loss

The continuing operation of the Company's business will require the availability of additional funds. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing or investments. Without continued increases in revenue or obtaining additional financing or investment, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In May 2000, the Company was sued by V-Twin Manufacturing Corp. for trademark infringement and related claims in the United States District Court for the District of New Jersey regarding its use of the term "V-Twin". V-Twin Manufacturing claims that the Company's use of the term V-Twin by itself (it does not complain about the use of the term as part of its name "V-Twin Holdings") somehow violates trademark rights it has in that term. In September 2000, the Company filed a Motion to Dismiss the Action and a Motion for Sanctions on the ground that the Plaintiff previously admitted that the term V-Twin was generic and therefore is not entitled to trademark protection. The court ruled in favor of the Company regarding the Motion to Dismiss. The Plaintiff is expected to appeal. The Company does not expect any material effects upon its business as a result of this litigation.

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

DATE              TITLE        AMOUNT   CONSIDERATION           PURCHASER
                               SHARES
12/00        Preferred Stock   23,000     $ 135,000     (1) Private investors
12/00        Common Stock      55,000     $ 149,857     (1) Private investors
12/00        Common Stock     100,000     $ 166,882     (2) Private investors

(1) Effective December 31, 2000, the Company issued 23,000 preferred shares and 55,000 common shares to private investors.

(2) Effective December 31, 2000, the Company issued 100,000 shares of common stock upon the exercise of warrants at $1.67 per share.

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

February 26, 2001

V-Twin Holdings, Inc.


/s/ Gary S. Davidson, Chief Financial Officer
---------------------------------------------
Gary S. Davidson, Chief Financial Officer



/s/ Roger Cheek, Chief Executive Officer
----------------------------------------
Roger Cheek, Chief Executive Officer



/s/ Rich Paone, President
-------------------------
Rich Paone, President