Form 10QSB/A
period 2000-12-31
V TWIN HOLDINGS INC
filed 2001-04-12
CIK 1067597

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000


                        Commission File Number: 000-24779


                              V-TWIN HOLDINGS, INC.
--------------------------------------------------------------------------------
                      (formerly V-TWIN ACQUISITIONS, INC.)
             (Exact name of Registrant as specified in its charter)



                      District of Columbia                                    52-2110338
---------------------------------------------------------------------------------------------------------------
              (State or other jurisdiction of                              (I.R.S. Employer
               incorporation or organization)                             Identification No.)


                      1707 H St, NW #200
                         Washington DC                                          20006
---------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                             (Zip Code)


                                (702) 515 - 3120
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all report required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   x   YES                   NO
------                ------


The number of shares outstanding as of December 31, 2000 was 4,282,000.

In the Company's Form 10-Q for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on February 26, 2001, the Consolidated Statement of Cashflows was inadvertently omitted. This amendment corrects the ommission. Only the Consolidated Statement of Cashflows is included in this filing.

                             V-TWIN HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASHFLOWS

                     For the six months ended December 31,



                                                                     2000                    1999
                                                                ---------------          -------------
Cash flows from operating activities:
    Net loss                                                      $ (1,472,872)            $ (247,878)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation and amortization                                       62,997                  7,179
Changes in operating assets and liabilities:
    Accounts receivable                                                (62,814)                (1,332)
    Inventory                                                         (392,557)              (902,173)
    Other current assets                                               (60,130)                13,878
    Accounts payable                                                   542,402                154,198
    Accrued expenses                                                    70,160                (14,408)
    Customer deposits                                                    7,658                 (4,089)
                                                                ---------------          -------------
       Net cash used in operating activities                        (1,305,156)              (994,625)
                                                                ---------------          -------------
Cash flows from investing activities:
    Purchase of retail store                                           (50,000)                     -
    Additions to property and equipment                               (122,209)               (69,650)
    Increase in investments                                             (1,554)                (6,802)
                                                                ---------------          -------------
       Net cash used in investing activities                          (173,763)               (76,452)
                                                                ---------------          -------------
Cash flows from financing activities:
    Net increase(decrease) in short-term debt                           18,747                689,012
    Proceeds from stockholder loan                                           -                 65,000
    Proceeds from sale of  stock and exercise of warrants            1,119,150                167,000
                                                                ---------------          -------------
    Net cash provided by (used in) financing activities              1,137,897                921,012
                                                                ---------------          -------------
Net decrease in cash                                                  (341,022)              (150,065)

Cash at beginning of period                                            472,394                220,460
                                                                ---------------          -------------
Cash at end of period                                                $ 131,372               $ 70,395
                                                                ===============          =============