Form 10QSB
period 2001-03-31
V TWIN HOLDINGS INC
filed 2001-05-23
CIK 1067597

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                      COMMISSION FILE NUMBER: 000-24779


                            V-TWIN HOLDINGS, INC.
                     (FORMERLY V-TWIN ACQUISITIONS, INC.)
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      DISTRICT OF COLUMBIA                               52-2110338
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


         7324 W. CHEYENNE #8
            LAS VEGAS, NV                                  89129
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                  702-515-3110
-------------------------------------------------------------------------------
                         (ISSUER'S TELEPHONE NUMBER)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORT REQUIRED TO BE FILE BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

   X   YES                 ______ NO
-------

THE NUMBER OF SHARES OUTSTANDING AS OF MARCH 31, 2001 WAS 4,283,000.

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2001
 AND JUNE 30, 2000                                           F-2

STATEMENTS OF OPERATIONS FOR THE NINE AND
 THREE MONTHS ENDED MARCH 31, 2001 AND 2000                  F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                           F-4

STATEMENTS OF CASH FLOWS FOR THE
 NINE MONTHS ENDED MARCH 31, 2001 AND 2000                   F-5

NOTES TO FINANCIAL STATEMENTS                                F-6 THROUGH F-13

                             V-TWIN HOLDINGS, INC.

                 COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           For the nine months ended March 31,            For the quarter ended March 31,
                                           -----------------------------------            -------------------------------
                                             2001                     2000                 2001                  2000
                                             ----                     ----                 ----                  ----
Revenues:
    Sales income                           $10,408,677              $  5,244,909         $ 2,884,005            $ 2,993,485
    Service income                           1,111,606                   422,933             273,312                238,283
                                        ---------------          ----------------      --------------      -----------------
       Total revenue                        11,520,282                 5,667,842           3,157,217              3,231,768

Cost of goods sold                           8,977,301                 4,202,851           1,972,889              2,492,069
                                        ---------------          ----------------      --------------      -----------------

    Gross margins                            2,542,981                 1,464,991           1,184,327                739,699
                                                    22%                       26%                 38%                    23%

Operating expenses                           4,623,968                 1,903,801           1,975,104                957,175
                                        ---------------          ----------------      --------------      -----------------

    Operating loss                          (2,081,007)                 (438,810)           (790,778)              (217,476)

Other expenses/(income):
Interest expense                               230,318                    50,102              45,031                 50,102
Other income                                    (2,644)                  (44,921)                  -                (18,377)
                                        ---------------          ----------------      --------------      -----------------
    Total other expenses, net                  227,674                     5,181              45,031                 31,725
                                        ---------------          ----------------      --------------      -----------------

Net loss                                   $(2,308,680)             $   (443,991)        $  (835,807)           $  (249,201)
                                        ===============          ================      ==============      =================

Net loss per common share:
    Basic and diluted                      $     (0.55)             $      (0.12)        $     (0.20)           $     (0.06)
                                        ===============          ================      ==============      =================

Weighted average number of outstanding
  common shares                              4,205,333                 3,735,000           4,282,833              3,856,000
                                        ===============          ================      ==============      =================

                             V-TWIN HOLDINGS, INC.

                            COMBINED BALANCE SHEETS
                       FOR THE PERIOD ENDING (UNAUDITED)

                                                                 March 31,           June 30,
                                                                   2001                2000
                                                                   ----                ----
                                       ASSETS


Current assets:
    Cash                                                          $   479,868        $   472,394
    Restricted cash                                                   185,176            183,623
    Accounts receivable, net                                          994,886            643,591
    Inventory, net                                                  3,201,378          3,765,020
    Other current assets                                              141,653            178,481
                                                              ----------------     --------------
      Total current assets                                          5,002,961          5,243,109


Property and equipment, net                                           730,195            247,760
Goodwill                                                              888,725            936,843
                                                              ----------------     --------------

       Total assets                                               $ 6,621,881        $ 6,427,712
                                                              ================     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable, capital lease
        obligations and floorplan debt                            $ 3,112,962        $ 2,723,079
    Accounts payable                                                  972,386            526,188
    Accrued expenses                                                  512,545            207,419
    Customer deposits                                                  68,679             88,154
                                                              ----------------     --------------
      Total current liabilities                                     4,666,572          3,544,840

Note payable and capital lease obligations,
    less current maturities                                         2,309,679          2,087,712

Stockholders' equity
    Preferred stock                                                        95                  -
    Common stock                                                        4,282              4,127
    Aditional paid-in-capital                                       3,439,123          2,280,223
    Accumulated deficit                                            (3,797,869)        (1,489,190)
                                                              ----------------     --------------
      Total stocholders' equity                                      (354,369)           795,160
                                                              ----------------     --------------

        Total liabilities and stockholders' equity                $ 6,621,881        $ 6,427,712
                                                              ================     ==============

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

                                   Preferred Stock          Common Stock          Additional                         Total
                               ---------------------    -----------------------    Paid in        Accumulated    Stockholders'
                                 Shares      Amount      Shares       Amount       Capital          Deficit         Equity
                                 ------      ------      ------       ------       -------          -------         ------
Balance at June 30, 2000               -     $   -      4,127,833     $ 4,127     $ 2,280,223    $ (1,489,190)    $   795,160
                               -----------  --------    ----------   ---------    -----------     ------------    ------------

Issuance of preferred stock         68,582        68          -           -           627,151             -           627,219

Net loss                               -         -            -           -               -          (531,960)       (531,960)
                               -----------  --------    ----------   ---------    -----------     ------------    ------------

Balance at September 30, 2000       68,582        68    4,127,833       4,127       2,907,374      (2,021,150)        890,419

Issuance of preferred and
     common stock                   23,000        23      155,000         155         491,753             -           491,931

Net loss                               -         -            -           -               -          (940,912)       (940,912)
                               -----------  --------    ----------   ---------    -----------     ------------    ------------

Balance at December 31, 2000        91,582   $    91    4,282,833     $ 4,282     $ 3,399,127    $ (2,962,062)    $   441,438
                               ===============================================================================================

Issuance of preferred and
     common stock                    4,000         4                                   39,996             -            40,000

Net loss                               -         -            -           -               -          (835,807)       (835,807)
                               -----------  --------    ----------   ---------    -----------     ------------    ------------

Balance at March 1, 2001            95,582   $    95    4,282,833     $ 4,282     $ 3,439,123    $ (3,797,869)    $  (354,369)
                               ===============================================================================================

                             V-TWIN HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                        AND MARCH 31, 2000, (UNAUDITED)

                                                                2001                2000
                                                           --------------      --------------
Cash flows from operating activities:                      $  (2,308,679)      $    (433,629)
  Net loss
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Reserve for Inventory Obsolescence                              (5,000)
  Allowance for Doubtful Accounts                                (16,000)
  Depreciation and amortization                                  102,048              22,357
Changes in operating assets and liabilities:
  Accounts receivable                                           (335,195)           (399,780)
  Inventory                                                      568,642            (234,430)
  Other current assets                                            36,828             (36,425)
  Accounts payable                                               446,198              69,041
  Accrued expenses                                               305,126              41,215
  Customer deposits                                              (19,475)              2,058
                                                           --------------      --------------
    Net cash used in operating activities                     (1,225,607)           (969,593)
                                                           --------------      --------------

Cash flows from investing activities:
  Additions to property and equipment                           (536,365)            (96,429)
  Increase in investments                                         (1,554)            (32,580)
                                                           --------------      --------------
    Net cash used in investing activities                       (537,919)           (129,009)
                                                           --------------      --------------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt                     456,050             583,011
  Proceeds from Stockholder loan                                 155,800
  Proceeds from sale of stock                                  1,159,150             846,500
                                                           --------------      --------------
  Net cash provided by (used in) financing activities          1,771,000           1,429,511
                                                           --------------      --------------

Net decrease in cash                                               7,474             330,909

Cash at beginning of period                                      472,394             220,460
                                                           --------------      --------------

Cash at end of period                                      $     479,868       $     551,369
                                                           ==============      ==============

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                   Nine months ended March 31, 2001 and 2000


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

Allowance for Doubtful Accounts - The Company uses the allowance method of recognizing bad debts. Specifically identified uncollectible accounts are charged against the allowance. At March 31, 2001 and June 30, 2000, the allowance for doubtful accounts was $48,000 and $64,000, respectively.

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

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                   Nine months ended March 31, 2001 and 2000


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment are recorded at cost. Depreciation expense of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, as follows:

                  Building............................................. 30 years
                  Office and computer equipment........................ 5 years
                  Machinery and equipment.............................. 7 years
                  Leasehold improvements............................... life of the lease

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

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                   Nine months ended March 31, 2001 and 2000

In January 2000, the Company purchased from Ultra Acquisition Company ("Ultra") the assets and assumed certain liabilities of five retail motorcycle dealerships (each doing business as "Bikers Dream") located in the states of Texas, California and North Carolina. Consideration paid to Ultra consisted of 83,333 shares of common stock valued at $500,000, $37,000 cash and the issuance of a promissory note payable for $1,000,000. The promissory note matures in five years, accrues interest at 5% and is secured by the assets of the Bikers Dream stores. Payments of interest and principal begin in May 2001. The acquisition was accounted for using the purchase method under APB Opinion No. 16 to record the purchase of the asset and certain liabilities. The operating results of the acquired locations have been included in the accompanying combined financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based upon their respective fair market values. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $964,000 was recorded and is being amortized on a straight-line basis over 15 years. Amortization of goodwill totaled $48,000 for the nine months ended March 31, 2001.

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

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

               Notes to Combined Financial Statements (unaudited)

                   Nine months ended March 31, 2001 and 2000

5.  INVENTORY

Inventory consists of the following:

                                               March 31,           June 30,
                                                 2001                2000
                                          -----------------    ----------------
     Motorcycles and other
     vehicles.........................   $     2,438,832      $     3,113,013
     Parts and
     accessories......................           936,185              831,007
     Reserve for
     obsolescence.....................          (173,639)            (179,000)
                                          -----------------    ----------------
                                         $     3,201,378      $     3,765,020
                                          =================    ================



6.  PROPERTY AND EQUIPMENT



Property and equipment consists of the following:








                                                                March 31,           June 30,
                                                                  2001                2000
                                                          -------------------    --------------
     Land and building................................   $          416,081     $           -
     Office and computer equipment....................              123,188            81,348
     Machinery and equipment..........................              128,309           116,396
     Vehicles.........................................               68,615            61,332
     Leasehold improvements...........................               77,232            18,620
                                                          -------------------    --------------
                                                                    813,425           277,696
     Less: accumulated depreciation and amortization..              (83,250)          (29,936)
                                                          -------------------    --------------
                                                         $          730,095     $     247,760
                                                          ===================    ==============

Depreciation and amortization expense for property and equipment was $53,932 and $16,995 for the nine months ended March 31, 2001 and 2000, respectively.

7.  DEBT

Floorplan

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements with various lenders that are secured by the underlying motorcycle inventory and

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                   Nine months ended March 31, 2001 and 2000

the assets of the Company. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus 5% depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued. Amounts due to the lenders totaled $3,388,000 at March 31, 2001 and $2,644,892 at June 30, 2000.

Other Debt

In connection with the purchase of motorcycle dealerships from Ultra (as discussed in Note 3), the Company executed a five year promissory note payable for $1,000,000. The note accrues interest at 5% and is secured by the assets of the Bikers Dream stores. The note is payable in sixteen quarterly installments of $62,500 of principal plus interest beginning in May 2001.

In connection with the acquisition of the five motorcycle retail stores (as described in Note 3), the Company obtained financing for the purchase of new and used motorcycles from a financing company owned and operated by an officer and director of the Company. The financing arrangement provides for a credit facility of $1,500,000. Interest accrues at the prime rate of interest plus 3.5% for new vehicles and prime rate of interest plus 5.5% for used vehicles. Outstanding balances due under the credit facility are secured by vehicles purchased for resale. At March 31, 2001 and June 30, 2000, $1,112,825 was outstanding under the credit facility. For the nine months ended March 31, 2001, the Company accrued interest expense totaling $38,000.

In October 2000, the Company and financing company mutually agreed to restructure the credit facility whereby a promissory note was executed for $1,112,825. The promissory note is unsecured, accrues interest at an annual rate of 10%, and is due (both principal and interest) in December 2002. As of March 31, 2001 and June 30, 2000, the Company has classified this debt as long-term.

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

In January 2001, the Affiliate began moving its Springfield, VA retail store to a new location. The Affiliate opened the new location in late February 2001.

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

               Notes to Combined Financial Statements (unaudited)

                   Nine months ended March 31, 2001 and 2000


9.  STOCKHOLDERS' EQUITY

Stockholders' equity is comprised of the following:

                                                                         March 31, 2001        June 30, 2000
                                                                      -------------------    -----------------
Preferred stock
      Company - $.001 par; 2,000,000 shares authorized; 91,000
       and 0 shares issued and outstanding at March 31, 2001
       and June 30, 2000, respectively........................       $              95      $              -
                                                                      ===================    =================

Common stock
     Company - $.001 par; 25,000,000 shares authorized;
       4,282,000 shares issued and outstanding at March 31,
       2001 and June 30, 2000 .................................      $           4,282      $          4,127

     Affiliate - $.001 par - 100 shares, authorized, issued and
     outstanding...............................................                      -                     -
                                                                      -------------------    -----------------
              Total common stock...............................      $           4,282      $          4,127
                                                                      ===================    =================

Additional paid-in-capital
     Company...................................................      $       3,439,023      $      2,280,123
     Affiliate.................................................                    100                   100
                                                                      -------------------    -----------------
              Total additional paid in capital.................      $       3,439,123      $      2,280,223
                                                                      ===================    =================

Accumulated deficit                                                  $      (3,797,869)     $     (1,489,190)
                                                                      ===================    =================

Common Stock

During the nine months ended March 31, 2001, the Company issued 155,000 shares of common stock. One hundred thousand of the shares were issued upon the exercise of warrants in December 2000. The net proceeds of such issuances totaled $317,000.

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

               Notes to Combined Financial Statements (unaudited)

                   Nine months ended March 31, 2001 and 2000


Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, of which 1,000,000 shares of the preferred stock is designated as convertible preferred stock. The convertible preferred stock is convertible into 2.857 shares of the Company's common stock or ten common shares of the Company's subsidiary, Cycleclick.com, Inc. During the nine months ended March 31, 2001, the
Company issued 95,000 shares of convertible preferred stock to various investors at a price of $10 per share. The net proceeds of such issuances totaled $802,000.

Warrants

At March 31, 2001, the Company had 615,000 shares of common stock reserved for outstanding warrants. These warrants have an exercise price ranging from $1.67 to $9.50 per share. The exercise period expires at various dates through March 31, 2005. Warrants for 100,000 shares of common stock at $1.67 per share were exercised in December 2000.

10.  EARNINGS PER SHARE

The following data shows the amounts used in computing basic and diluted earnings per share for the nine months ended March 31, 2001 and 2000.

                                            March 31, 2001               March 31, 2000
                                       ------------------------   ---------------------------
    Net loss to common shareholders   $            (2,308,679)   $                (247,878)
                                       ========================   ===========================

    Weighted average number of
    outstanding common shares                       4,205,333                    3,700,000
                                       ========================   ===========================

    Net loss - basic and diluted      $                 (0.55)   $                   (0.07)
                                       ========================   ===========================

The following data shows the amounts used in computing basic and diluted earnings per share for the three months ended March 31, 2001 and 2000.

                                            March 31, 2001               March 31, 2000
                                       ------------------------   ---------------------------
    Net loss to common shareholders   $              (940,912)   $                (155,986)
                                       ========================   ===========================

    Weighted average number of
    outstanding common shares                       4,282,833                    3,700,000
                                       ========================   ===========================

    Net loss - basic and diluted      $                 (0.20)   $                   (0.05)
                                       ========================   ===========================

                      V-TWIN HOLDINGS, INC. AND AFFILIATE

                     Notes to Combined Financial Statements

                   Nine months ended March 31, 2001 and 2000


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

As described in Note 7, the Company has a credit facility of $1.5 million with a finance company that is owned and operated by an officer and director of the Company. At March 31, 2001 and June 30, 2000, the Company has $1,112,825 outstanding under this credit facility. In connection with this credit facility, the Company accrued interest expense of $41,700 during the nine months ended March 31, 2000.

In May 2000, the Affiliate entered into a $567,000 secured note agreement with two officers and directors of the Company and Affiliate for the future purchase of stock of the Affiliate. The note carries interest at 10% and is due in five years. Also in May 2000, the Affiliate assigned the note to the Company as payment on two notes entered into in 1999 between the Affiliate and the Company. In the combined financial statements, the note and interest income and expense have been eliminated. No interest payments were made during the nine months ended March 31, 2001.

In November 2000, an officer and director of the Company advanced the Company $87,075 for working capital purposes. In January 2001, the same officer and director of the Company advanced the Company $106,000 for working capital purposes. In February 2001, a private investment of $50,000.00 came into the company for working capital purposes. The Company anticipates converting these advances to short-term notes payable in the fourth quarter of fiscal 2001.

12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Interest paid during the nine months ended March 31, 2001 and 2000 was $157,000 and $72,507, respectively. No federal or state income taxes have been paid.

                             FINANCIAL STATEMENTS


IN THE OPINION OF THE MANAGEMENT OF V-TWIN HOLDINGS, INC. ("THE COMPANY"), THE ACCOMPANYING UNAUDITED INTERIM COMBINED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE COMPANY'S FINANCIAL CONDITION AS OF MARCH 31, 2001 AND JUNE 30, 2000, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000.

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

CycleClick.com has created a business-to-business web-based marketplace serving the motorcycle and powersports industry. CycleClick.com's goal is to return pricing power to the thousands of independent retailers, distributors and manufacturers that have been economically compromised by the traditional industry structure. It is anticipated that CycleClick.com will be an attractive alternative to its target population with its unique combination of competitive advantages: an easy-to-use web-based interface, a deep catalog of SKUs, building word-of-mouth support, first mover and "industry insider" status. The Company launched CycleClick.com's web-based e-procurement system during the quarter ended March 31, 2001.


Results of operations

Total revenue for the nine months ending March 31, 2001 was $11.5 million as compared to $5.7 million for the same period in 2000. Total revenue for the quarters ending March 31, 2001 and 2000 was $3.2 million. The increase in revenue for the nine months ended March 31, 2001 is primarily attributable to revenue from the new stores purchased after January 2000. Gross profit as a percent of total revenue for the nine months decreased from 26% at March 31, 2000 to 22% at March 31, 2001. The decrease in gross profit as a percent of total revenue is primarily due to the sale of motorcycles at lower margins during the second quarter ended December 31, 2000.

The Company sells new and used motorcycles, all terrain vehicles and personal watercrafts, related parts and accessories, and the service of these products. Parts and accessories include items such as sidecars, wearing apparel, helmets, saddlebags, custom exhausts, seats, handlebars, light bars, sissy bars, and touring luggage.

The Company operates two stores under the name, Cycle Sport, located in Virginia. The majority of the motorcycles sold at these stores have average retail prices ranging from $8,000 to $12,000. At March 31, 2001, the Company had four Bikers Dream stores, two in California and two in Texas. The majority of motorcycles sold at the Bikers Dream stores are Ultra motorcycles. These motorcycles have higher retail prices, ranging from the low to mid $20,000.

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

Operating expenses include compensation and benefits, other labor costs, rent and facility costs, advertising, accounting, consulting, legal and other selling, general and administrative expenses. The Company's operating expense increased from $748,000 to $2.7 million for the nine months ended March 31, 2001. Operating expense as a percent of total revenue was 32% for the nine months as compared to 31% for the same period in 1999. For the quarter ended March 31, 2001, the Company's operating expenses increased to $1.3 million for the quarter from $373,000 for the same period in 2000. Operating expense as a percent of total revenue was 39% for the quarter as compared to 40% for the same period in 2000. The higher dollar amount of expenses is primarily due to additional expenses associated with the new stores purchased after January 2000. During the quarter ended December 31, 2000, the Company also incurred costs associated with establishing CycleClick.com's business-to-business operations, including compensation and benefits, facility costs, travel and advertising costs. In addition, during the quarter ended September 30, 2000, the Company increased advertising and promotion expenses at several of its stores.

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

The Company had a net loss of $2,308,679 or ($0.55) per share for the period ending March 31, 2001 and a net loss of $443,991 or ($0.07) per share for the same period in 2000. For the quarter ending March 31, 2001 and 2000, the Company had a net loss of ($836,807) or ($0.20) per share and ($249,201) or ($0.05) per share, respectively. The increase in the loss is primarily due to the lower gross margin percentage as well as higher overall operating costs and interest expense for the three and nine months ended March 31, 2001.

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

Liquidity

The Company anticipates meeting its working capital needs through operations and the private placement of securities to accredited investors. During the nine months ended March 31, 2001, the Company raised $1,119,000 through the sale of preferred stock and common stock. The Company anticipates raising additional funds, if necessary, to fund its e-commerce enterprise, and as needed, for operations.

At March 31, 2001, the Company had $386,390 of working capital. The total assets of the Company at March 31, 2001 were $6.6 million and at June 30, 2000 were $6.4 million. The Company has invested in additional inventory, including new and used motorcycles and purchased land and a building as part of the acquisition of a dealership in September 2000. The Company's liabilities increased to $7 million at March 31, 2001 from $5.6 million at June 30, 2000. The Company's debt increased due to the Company's ability to finance additional motorcycle purchases and the assumption of debt from the September 2000 acquisition. Total capital was ($354,359) at March 31, 2001, and at June 30, 2000 was $795,160.

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements that are secured by the underlying motorcycle inventory and the assets of the Company. At March 31, 2001, floorplan financing totaled $2.5 million, and is classified as short-term debt. The Company has floorplan financing arrangements with several financing companies. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus five depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued.

The Company's operations to date have consumed substantial amounts of cash. The Company incurred an operating loss of $2,308,679 for the nine months ending March 31, 2001 and $1,276,077 for the fiscal year ended June 30, 2000. The continuing operation of the Company's business may require the availability of additional funds. The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of investments or financing. Without continued increases in revenue or obtaining additional financing or investment, the Company may not be able to raise additional funds on favorable terms, if at all, or may not be able to do so on a timely basis. Failure to obtain additional funds when needed could materially adversely affect the Company.

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

DATE              TITLE        AMOUNT   CONSIDERATION           PURCHASER
                               SHARES
12/00        Preferred Stock   23,000     $ 135,000     (1) Private investors
12/00        Common Stock      55,000     $ 149,857     (1) Private investors
12/00        Common Stock     100,000     $ 166,882     (2) Private investors
3/01         Preferred Stock    4,000     $  40,000     (3) Private investor

(1) Effective December 31, 2000, the Company issued 23,000 preferred shares and 55,000 common shares to private investors.

(2) Effective December 31, 2000, the Company issued 100,000 shares of common stock upon the exercise of warrants at $1.67 per share.

(3) Effective March 16, 2001, the Company issued 4000 preferred shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company finances its motorcycle inventory for all stores through floorplan financing arrangements with various lenders that are secured by the underlying motorcycle inventory and the assets of the Company. Investments held by the Company have been pledged as additional security to the finance companies along with personal guarantees of two officers and directors of the Company. Finance terms range from prime to prime plus 5% depending upon the number of days outstanding from the inception date of the financing. Typically, the finance companies provide a 60 to 90 day grace period before interest is charged or accrued. Amounts due to lenders totaled $3,388,000 at March 31, 2001 and $2,644,892 at June 30, 2000. At March 31, 2001, the Company was in default on these notes.

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

February 26, 2001

V-Twin Holdings, Inc.


SIGNATURES:

/s/ Jay Pignatello
---------------------------
Jay Pignatello, Director


/s/ Ted Schwartzbeck
---------------------------
Ted Schwartzbeck, Chairman


/s/ Richard J. Paone
---------------------------
Richard J. Paone, President
And Director