Form 10QSB/A
period 2000-12-31
V TWIN HOLDINGS INC
filed 2001-08-28
CIK 1067597

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

V-Twin Holdings, Inc. did not obtain a review of the following interim quarterly financial statements by an independent accountant, although, such a review is required when filing form 10QSB, by Rule 10-01(d) of Regulation S-X and Rule 310(b) of Regulation S-B.

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

V-Twin Holdings, Inc. did not obtain a review of the following interim quarterly financial statements by an independent accountant, although, such a review is required when filing form 10QSB, by Rule 10-01(d) of Regulation S-X and Rule 310(b) of Regulation S-B.

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